Form 10-Q
period 1995-03-31
CORNERSTONE FINANCIAL CORP
filed 1995-05-12
CIK 716407

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended                               March 31, 1995
      Commission File Number                          01-14346


                      CORNERSTONE FINANCIAL CORPORATION
           (Exact name of registrant as specified in its charter)

            NEW HAMPSHIRE                             02-0368172
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization                Identification No.)

                15 EAST BROADWAY, DERRY, NEW HAMPSHIRE  03038
             Address of principal executive offices and zip code

                               (603) 432-9517
            (Registrant's telephone number, including area code)

                               Not Applicable
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   [X]      NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of latest practicable date. May 1, 1995 - 2,109,872 shares


                      CORNERSTONE FINANCIAL CORPORATION

                                    INDEX
                                                                   Page Number

Part I.  Financial Information

  Item 1.  Financial Statements
           Condensed Consolidated Statements of Condition
           March 31, 1995 and December 31, 1994                          3

           Condensed Consolidated Statements of Income
           three months ended March 31, 1995 and                         4
           March 31, 1994

           Condensed Consolidated Statements of Cash Flows
           three months ended March 31, 1995 and
           March 31, 1994                                                5

           Notes to Condensed Consolidated Financial
           Statements                                                    6-8

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operation                  9-12

Part II.   Other Information                                             13

  Item 1.  Legal Proceedings                                             13

  Item 2.  Changes in Securities                                         13

  Item 3.  Defaults Upon Senior Securities                               13

  Item 4.  Submission of Matters to a Vote of Security Holders           13

  Item 5.  Exhibits and Reports on Form 8-K                              13

  Item 6.  Other Information                                             14

           Exhibit 11 - Computation of Primary and Fully
                        Diluted Earnings Per Share                       15

           Signatures                                                    16



                       PART I  -  FINANCIAL INFORMATION
                        Item 1. - Financial Statements

                       CORNERSTONE FINANCIAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

                                                     March 31, 1995    December 31, 1994
                                                        (Dollars in Thousands)
                                                              (Unaudited)

ASSETS

Cash and due from banks                               $  6,965         $  7,176
Interest-bearing deposits in other banks                 2,051            1,051
Federal funds sold                                       1,000            3,890
Investment securities held to maturity
 (market value of $21,731 in 1995 and
 $22,655 in 1994  Note 2)                               22,272           23,666
Investment securities available for sale (Note 2)       40,766           39,765
Net loans (Note 3)                                      54,955           53,540
Premises and equipment, net                              5,865            5,940
Other real estate owned (Note 4)                         1,501            1,532
Other assets                                             5,817            6,331
      Total assets                                    $141,192         $142,891

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits (Note 5)                                     $122,156         $123,299
Short-term borrowings                                    3,500            5,000
Other borrowings                                         3,508            3,508
Other liabilities                                        2,087            2,163
      Total liabilities                                131,251          133,970

STOCKHOLDERS' EQUITY:
  Common stock, no par; authorized,
   8,000,000 shares; issued, 2,253,519
   and 2,253,519, outstanding 2,107,017
   and 2,107,017                                         1,408            1,408
  Capital surplus                                       15,449           15,449
  Retained deficit                                      (4,631)          (4,980)
                                                        12,226           11,877
  Treasury stock, at cost, 146,502 shares
   in 1995 and 1994                                     (1,381)          (1,381)
Net unrealized gain (loss) on securities
 available for sale (Note 2)                              (904)          (1,575)
Total stockholders' equity                            $  9,941         $  8,921
Total liabilities and stockholders' equity            $141,192         $142,891

The accompanying notes are an integral part of these condensed consolidated financial statements.



                      CORNERSTONE FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                                Three Months Ended March 31
                                                1995            1994
                                                (Dollars in Thousands)

Interest income:
  Interest on loans                             $   1,275       $   1,183
  Interest on investment securities                   919             842
  Interest on federal funds sold                       37              16
      Total interest income                         2,231           2,041

Interest expense:
  Interest on deposits                                671             633
  Other interest                                      124              63
      Total interest expense                          795             696

Net interest income                                 1,436           1,345
Provision for loan losses                               0             (15)
Net interest income after provision
 for loan losses                                    1,436           1,330

Gain on security transactions, net                      0              22

Other operating income                                664             560
Loss on other real estate                              (2)           (112)
Other operating expenses                           (1,530)         (1,467)

Income before income taxes                            568             333
Income tax provision                                  219               -
      Net income                                $     349       $     333

Earnings per share:
  Net income                                    $     .16       $     .15
Cash Dividends declared per share                       -               -
Weighted average shares outstanding             2,177,000       2,162,000


The accompanying notes are an integral part of these condensed consolidated financial statements.



                      CORNERSTONE FINANCIAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                   Three Months Ended
                                                             March 31, 1995   March 31, 1994
                                                                 (Dollars in Thousands)

Cash flow from operating activities:
  Net income                                                 $   349          $   333
  Adjustments to reconcile net income to net
   cash provided by operating activities-
    Gain on security transactions, net                             -              (22)
    Depreciation and amortization                                 80              110
    Provision for loan losses                                      -               15
    Other real estate owned valuation adjustments                  -               73
    Gain on sale of loans                                          -              (40)
    Amortization of premiums on investment securities, net        39               60
    Increase in interest payable                                  91               52
    Increase (decrease) in interest receivable                   193             (143)
    Deferred compensation expense                                 44               42
    Gain on sale of other assets                                (184)               -
    Other, net                                                    (1)             (66)
      Net cash provided by operating activities                  611              414

Cash flow from investing activities:
  Proceeds from sales of securities
   available for sale                                              -            7,630
  Proceeds from maturities of securities
   available for sale                                              0            2,976
  Purchases of securities available for sale                       -          (12,281)
  Purchases of securities held to maturity                         -           (7,054)
  Proceeds from maturities, redemptions or principal
   payments on securities held to maturity                     1,367              417
  Net loan principal advances                                 (1,690)          (3,283)
  Proceeds from sale of loans                                    254            3,667
  Purchase of premises and equipment                               -              (14)
Net cash used by investing activities                            (69)          (7,942)

Cash flow from financing activities:
  Proceeds from exercise of stock options                          -                5
  Decrease in short term borrowings                           (1,500)            (460)
  Net increase (decrease) in deposits                         (1,143)             628
    Net cash used by financing activities                     (2,643)             173
    Net increase (decrease) cash & cash equivalents           (2,101)          (7,355)
    Cash and cash equivalents, beginning of year              12,117           14,788
    Cash and cash equivalents, end of quarter                $10,016          $ 7,433


The accompanying notes are an integral part of these condensed consolidated financial statements.



                      CORNERSTONE FINANCIAL CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   Interim Financial Data

Interim financial data is unaudited. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain amounts in prior periods have been reclassified to conform to the current presentation.

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" which was subsequently amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" in October 1994. The Company adopted these statements effective January 1, 1995. SFAS 114 modifies the accounting for impaired loans, defined as those loans where, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Spefifically, SFAS 114 requires that the allowance for loan losses related to impared loans be determined based on the present value of the expected future cash flows discounted at the loan's effective rate, or, as a practical expedient, the loans' observable market price or the fair value of the loan's underlying collateral if the loan is collateral dependent. In addition, SFAS No. 114 modified the accounting for in-substance foreclosures (ISF). A collateralized loan is considered an ISF and reclassified to Other Real Estate Owned when the Company has received physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place. The adoption of these statements did not have a material impact on the Company's financial position or results of operations. Instead, it resulted only in a reallocation of the existing allowance for loan losses.

SFAS No. 114, as amended by SFAS No. 118, permits a creditor to use existing methods for recognizing interest income on impaired loans. Generally, interest income received on an impaired loan either continues to be applied by the Company against principal or is realized as interest income, according the management's judgment as to the collectibility of principal.

NOTE 2.   Investment Securities

A summary of the amortized cost and market value of the securities available for sale portfolio at March 31, 1995 and December 31, 1994 is as follows:

                                                           Gross         Gross
                                              Amortized    Unrealized    Unrealized   Market
March 31, 1995                                Cost         Gains         Losses       Value
(In thousands)

U.S.Govt. & Fed. Agency Obl.                  $42,300      $   14        $(1,609)     $40,705
Mortgage backed securities                         62           0             (1)          61
     Total Securities Available for sale      $42,362      $   14        $(1,610)     $40,766

December 31, 1994
(In thousands)

U.S.Govt. & Fed. Agency Obl.                  $42,311     $    0        $(2,611)     $39,700
Mortgage backed securities                         66          0             (1)          65
      Total Securities Available for sale     $42,377     $    0        $(2,612)     $39,765

A summary of the amortized cost and market value of securities held to maturity at March 31, 1995 and December 31, 1994 is as follows:

                                                        Gross         Gross
                                           Amortized    Unrealized    Unrealized   Market
March 31, 1995                             Cost         Gains         Losses       Value
(In thousands)

U.S. Govt. & Fed. Agency Obl.              $ 7,860      $    6        $   (79)     $ 7,787
Collateralized Mtg. Obgl.                    1,439           0            (57)       1,382
Mortgage-backed securities                   5,079           0           (229)       4,850
Corporate bonds                              7,177           0           (182)       6,995
      Total debt securities                 21,555           6           (547)      21,014
Federal Home Loan Bank stock                   717           0              0          717
      Total securities held to maturity    $22,272      $    6        $  (547)     $21,731

December 31, 1994
(In thousands)

U.S.Govt. & Fed. Agency Obl.               $ 7,863     $    0        $  (193)     $ 7,670
Collateralized Mtg. Obgl.                    1,604          0            (86)       1,518
Mortgage-backed securities                   5,200          0           (409)       4,791
Corporate bonds                              7,697          0           (323)       7,374
      Total debt securities                 22,364          0         (1,011)      21,353
Federal Home Loan Bank stock                 1,302          0              0        1,302
      Total securities held to maturity    $23,666     $    0        $(1,011)     $22,655

NOTE 3.  Net Loans and Allowance for Loan Losses

Net loans at March 31, 1995 and December 31, 1994 were as follows:

                                     March 31, 1995         December 31, 1994
                                               (Dollars in Thousands)
                                     (Unaudited)

Real estate mortgage loans           $10,012                $10,082
Commercial and other loans            42,095                 40,786
Consumer loans                         4,876                  4,686
      Total loans                     56,983                 55,554

Less:
  Allowance for loan losses           (2,028)                (2,014)
      Net loans                      $54,955                $53,540

Activity related to the allowance for loan losses for the three months ended March 31, 1995 and 1994 was as follows:


Allowance for Loan Losses at:                1995              1994
                                             (Dollars in Thousands)
                                          (Unaudited)       (Unaudited)

Balance, January 1                           $2,014            $2,118
Provision for loan losses                         0                15
Recoveries of loans previously charged off       22                17
Loans charged off                                (8)             (166)
Balance, March 31                            $2,028            $2,084

At March 31, 1995, the recorded investment in loans that are considered impaired under SFAS No. 114 was $5,020,000. Included in this amount is $2,890,000 of impaired loans for which the related SFAS No. 114 allowance for loan losses is $841,000 and $2,130,000 of impaired loans that do not have a related SFAS No. 114 allowance for loan losses. During the period ended March 31, 1995, the Company recognized $80,000 of interest on the average impaired loan balance of $5,080,000.

At March 31, 1994, the Company had $2,156,000 in restructured loans. For the first quarter of 1994 the aggregate amount of interest income recorded on these restructured loans was $38,000 and the amount of income that would have been recorded had the restructured loans been current in their original terms was approximately $46,000.

Note 4.  Other Real Estate

Other real estate owned is net of a valuation allowance of $253,000 at March 31, 1995. An analysis of the allowance for the valuation reserve for the quarter ended March 31, 1995 is as follows:

                                          (Dollars in Thousands)
                                               (Unaudited)

Balance, January 1, 1995                          $253
Additions to valuation reserves                      0
Balance, March 31, 1995                           $253

NOTE 5.  Deposits

Deposits at March 31, 1995 and December 31, 1994 were as follows:

                                                March 31, 1995    December 31, 1994
                                                       (Dollars in Thousands)
                                               (Unaudited)

Demand                                          $ 12,941          $ 13,511
NOW, money market                                 41,891            43,404
Passbook savings                                  35,915            35,219
Certificates of Deposit of $100,000 or more        2,414             2,615
Other time                                        28,995            28,550
      Total                                     $122,156          $123,299


Item #2 -- Management Discussion and Analysis of Financial Condition
           and Results of Operation.

On March 23, 1995, Cornerstone entered into a merger agreement pursuant to which Cornerstone Financial Corporation will become a subsidiary of BayBanks, Inc. a Massachusetts bank holding company, and Cornerstone shareholders will receive $8.80 per share in cash. The merger is subject to regulatory approval and approval by Cornerstone's shareholders.

The following table summarizes key financial operating data for the periods indicated.

                                          Three months ended
                                               March 31,
                                          1995          1994
                                         (Dollars in Thousands)
                                              (Unaudited)

Net interest income                       $ 1,436       $ 1,345
Provision for loan losses                       0           (15)
Loss on other real estate                      (2)         (112)
Gain on securities transactions, net            0            22
Other operating income                        664           560
Other operating expenses                   (1,520)       (1,467)
Provision for income taxes                   (219)            0
Net income                                $   349       $   333


The Company had net income of $349,000 for the first quarter ended March 31, 1995, compared to net income of $333,000 for the first quarter 1994.

Total interest income for the first quarter ended March 31, 1995 increased by $190,000, or 9.3%, when compared to the first quarter of 1994. The increase was primarily due to an increase in loan interest income of $92,000, or 7.8%, that was primarily attributable to increased loan balances outstanding, on average, in 1995 compared to 1994 and higher interest rates earned on these loan balances.

Investment interest income increased by $77,000, or 9.1%, due to higher interest rates earned, and increased average investment balances outstanding.

Total interest expense for the first quarter ended March 31, 1995 increased by $99,000, or 14.2% from the corresponding quarter in 1994. The increase was primarily attributable to higher rates paid on interest bearing deposits as well as increased average balances of interest bearing liabilities.

Net interest income during the first quarter of 1995 increased by $91,000, or 6.8%, from the first quarter of 1994 due to the factors discussed previously.

For the first quarter of 1995 the provision for loan losses was $0 as compared to a provision for $15,000 in the first quarter of 1994. Management continues to monitor and review its loan portfolio and the adequacy of loan loss reserves, and in the first quarter of 1995 the loan charge-offs of $8,000 were offset by recoveries of loans of $22,000 to show a net increase in the reserve for loan losses of $14,000 from year end 1994.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

                                                  Three months ended
                                                        March 31,
                                                 1995             1994
                                                 (Dollars in thousands)
                                                      (Unaudited)

Balance at beginning of period                   $2,014         $2,118
Provision for loan losses                             0             15
Recoveries of loans previously charged off           22             17
Loans charged off                                    (8)           (66)
Balance at end of period                         $2,028         $2,084

Allowance as a percent of period end loans         3.56%          3.80%
Allowance as a percent of nonaccrual loans       200.00%        367.55%

The allowance for loan losses of $2,028,000, or 200% of nonaccrual loans and 3.6% of outstanding loans at March 31, 1995 was at a level considered necessary by management to reflect the level of risk in the loan portfolio.

The following table summarizes nonperforming assets at the dates indicated.

                                               March 31,       December 31,
                                               1995            1994
                                               (Dollars in thousands)
                                                    (Unaudited)

Loans accounted for on a nonaccrual basis:
  Real estate                                  $    0          $    0
  Commercial, financial, and other              1,014           1,088
  Consumer loans to individuals                     0               1
      Total nonaccrual loans                    1,014           1,089
  Other real estate                             1,501           1,532
      Total nonperforming assets               $2,515          $2,621

The effect of nonperforming assets caused interest income to be reduced by $35,000 for the quarter ended March 31, 1995 as compared to $51,000 for the comparable period ending March 31, 1994, from that which would have been recorded had such loans remained current in accordance with their original terms.

Losses on other real estate owned were $2,000 and $112,000, respectively, for the respective three months ended March 31, 1995 and March 31, 1994. The losses on other real estate of $19,000 were offset by income on other real estate of $17,000 for the 1995 period.

Net gains on sales of investment securities were $0 and $22,000, respectively, for the first quarters of 1995 and 1994. In the first quarter of 1994 total gains were $55,000 while total losses were $33,000. At March 31, 1995 the Company's available for sale investment portfolio had an unrealized loss of $1,596,000 ($904,000, net of tax) and the held to maturity investment portfolio had an unrealized loss of $541,000.

Other operating income increased by $104,000, or 18.6% in the first quarter of 1995 versus the first quarter of 1994. The primary reason for the increase was a gain from the sale of the assets in an employee trust of $184,000 offset by reduced deposit fees of $40,000 and reduced gains on loan sales of $40,000.

Other operating expenses increased by $63,000, or 4.3% in the first quarter 1995 versus the first quarter 1994. The primary reason for the increase was increased salaries and benefits of $18,000, increased office supplies and printing expenses of $63,000 offset in part by decreases of several other expenses totaling $18,000.

The Company recorded a tax provision during the first quarter of 1995 of $219,000 while the first quarter of 1994 resulted in no tax provision primarily due to realization of deferred tax assets.

As a result of the factors discussed above, the Company reported net income of $349,000 for the three month period ended March 31, 1995 as compared to net income of $333,000 for the corresponding period in 1994.

EARNINGS PER SHARE

Net income per share was $.16 and $.15 for the respective three months ended March 31, 1995 and 1994.

FINANCIAL CONDITION AND CAPITAL RESERVES

Total assets at March 31, 1995 decreased by $1,699,000, or 1.2% from December 1994. The total investment portfolio decreased by $393,000, or 0.6% while net loans increased by $1,415,000, or 2.6% at March 31, 1995 as compared to year end 1994.

Stockholders' equity at March 31, 1995 was $9,941,000, an increase of $1,020,000 from December 31, 1994. The increase was a result of the decrease in the unrealized loss on securities available for sale of $671,000 (net of tax) and by net income of $349,000.

The Company and its banking subsidiary, Cornerstone Bank, are each required by regulation to maintain certain minimum capital ratios. The following table summarizes the Company's and the Bank's capital ratios and amounts at March 31, 1995.

                        Capital Ratios            Capital Amounts (in 000's)
                 -----------------------------  -----------------------------
                    Risk Based       Leverage      Risk Based       Leverage
                 -----------------   ---------  -----------------   ---------
                 Tier I    Tier 2    Tier 1     Tier 1    Tier 2    Tier 1

The Company
  Balance        15.36%    16.63%    7.50%      $10,694   $11,582   $10,694
  Requirement     4.00%     8.00%    4.00%        2,786     5,571     5,704

The Bank
  Balance        19.24%    20.52%    9.45%       13,383    14,270    13,383
  Requirement     4.00%     8.00%    4.00%        2,782     5,564     5,665

The above capital ratios table does not include the net unrealized loss on securities available for sale of $904,000.

LIQUIDITY

The primary source of liquidity consists of debt securities, federal funds sold and short term investments. At March 31, 1995, approximately $30,871,000, or 49.0%, of the investment portfolio matures or reprices in two years or less. In addition, amortizing installment and mortgage loans, along with short term or direct reduction commercial loans, provide additional sources of funds for liquidity purposes.

Furthermore, management has designated $40,766,000 of investment securities as available for sale. These investments are accordingly carried at market value. At March 31, 1995, market value was below the cost of these investments by $1,596,000.



                          Part II - Other Information


Item 1.  - Legal proceedings - Not applicable

Item 2.  - Changes in securities - Not applicable

Item 3.  - Defaults upon senior securities - Not applicable

Item 4.  - Submission of matters to vote of security holders: - Not applicable

Item 5.  - Other information - Not applicable

Item 6.  - Exhibits and reports on form 8-K
      (a) Exhibit 27 - Financial data schedule (submitted only in electronic format to the Securities and Exchange Commission)
      (b)  No reports on Form 8-K were filed during the quarter ended
           March 31, 1995.



                      CORNERSTONE FINANCIAL CORPORATION
        AVERAGE BALANCE, INTEREST INCOME AND EXPENSE AND EFFECTIVE RATES
                                 (Unaudited)


                                     Three Months Ended March 31,
                                     ------------------------------------------------------------------------
                                     1995                                 1994
                                     ----------------------------------   -----------------------------------
                                                  Interest      Avg.                   Interest       Avg
                                     Average      Income/       Yield/    Average      Income/        Yield/
                                     Balance(1)   Expense(2)    Rate(2)   Balance(1)   Expense(2)     Rate(2)
                                          (Dollars in Thousands)

Earning Assets:
  Taxable investment securities      $ 66,388     $   919       5.5%      $ 61,938     $   842        5.4%
  Loans(2)(3)                          56,485       1,279       9.1%        55,585       1,188        8.5%
  Federal funds sold                    2,492          37       5.9%         2,355          16        2.7%
      Total                          $125,365     $ 2,235       7.1%      $119,878     $ 2,046        6.8%

Interest paying liabilities:
  Savings deposits                   $ 35,619     $   183       2.1%      $ 34,514     $   168        1.9%
  NOW and money market deposits        41,338         170       1.6%        41,541         137        1.3%
  Time deposits                        31,090         318       4.1%        34,131         328        3.8%
  Other borrowed funds                  7,625         124       6.5%         3,641          63        6.9%
      Total                          $115,672     $   795       2.7%      $113,827     $   696        2.4%

Net interest income                               $ 1,440                              $ 1,350

Net interest margin                                             4.4%                                  4.4%

Net yield on earning assets                                     4.6%                                  4.5%

<F1>   Based on daily averages
<F2>   On a fully taxable equivalent basis
       (34% tax rate in 1995 and 1994)
<F3>   Average balance includes non-accrual loans.


                      CORNERSTONE FINANCIAL CORPORATION

          COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
                  (in thousands, except per share amounts)
                                 (Unaudited)

                                                   Three Months Ended
                                                        March 31
                                                    1995        1994

Primary earnings per share:
  Net income                                        $  349      $  333

Common and common equivalent shares:
  Weighted average number of common shares
   outstanding                                       2,107       2,105
Add:  Shares arising from assumed exercise of
      stock options (as determined under the
      Treasury Stock Method)                             70         57
      Weighted average of common and equivalent
      shares outstanding                              2,177      2,162

Primary earnings per share:
  Net income                                         $  .16     $  .15

Fully diluted earnings per share:
  Net income                                         $  390     $  374

Common shares-assuming full dilution:
  Weighted average of common shares outstanding       2,107      2,105
Add:  Shares arising from assumed exercise of
      stock options (as determined under the
      Treasury Stock Method) and conversion to
      stock of convertible subordinated
      debentures                                        307        288

      Weighted average of common and equivalent
      shares                                          2,414      2,393

Fully diluted earnings per share:
  Net income                                         $  .16     $  .16


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CORNERSTONE FINANCIAL CORPORATION
                                                 (Registrant)



DATE:  May 11, 1995                    /s/ JOHN M. TERRAVECCHIA
                                       John M. Terravecchia
                                       Chairman, President and
                                       Chief Executive Officer



DATE:  May 11, 1995                    /s/ ROBERT E. BENOIT
                                       Robert E. Benoit
                                       Vice President/Treasurer and
                                       Chief Financial Officer