Form 10-Q/A
period 1995-03-31
CORNERSTONE FINANCIAL CORP
filed 1995-07-11
CIK 716407

THE FINANCIAL DATA SCHEDULE FILED AS EXHIBIT 27 TO THIS AMENDMENT WAS PREVIOUSLY FILED WITH THE REGISTRANT'S 10-Q AND IS INCLUDED HEREIN ALTHOUGH THE INFORMATION CONTAINED WITHIN HAS NOT BEEN AMENDED.



                                 FORM 10-Q/A


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended                              March 31, 1995
      Commission File Number                         01-14346


                      CORNERSTONE FINANCIAL CORPORATION
           (Exact name of registrant as specified in its charter)


            NEW HAMPSHIRE                             02-0368172
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

                15 EAST BROADWAY, DERRY, NEW HAMPSHIRE  03038
            (Address of principal executive offices and zip code)

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



                      CORNERSTONE FINANCIAL CORPORATION

                                    INDEX

                                                                   Page Number

Part I.  Financial Information                                          3

  Item 1.  Financial Statements (Unaudited)                             3

           Condensed Consolidated Statements of Condition
            March 31, 1995 and December 31, 1994                        3

           Condensed Consolidated Statements of Income
            three months ended March 31, 1995 and
            March 31, 1994                                              4

           Condensed Consolidated Statements of Cash Flows
            three months ended March 31, 1995 and
            March 31, 1994                                              5

           Notes to Condensed Consolidated Financial
            Statements                                                  6-9

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operation                9-12

Part II.  Other Information                                             12

  Item 1.  Legal Proceedings                                            12

  Item 2.  Changes in Securities                                        12

  Item 3.  Defaults Upon Senior Securities                              12

  Item 4.  Submission of Matters to a Vote of Security Holders          12

  Item 5.  Exhibits and Reports on Form 8-K                             12

  Item 6.  Other Information                                            13

           Exhibit 11 - Computation of Primary and Fully
            Diluted Earnings Per Share                                  14

           Signatures                                                   15


                        PART I. FINANCIAL INFORMATION


                       ITEM 1. FINANCIAL STATEMENTS
                                 (Unaudited)


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



                      CORNERSTONE FINANCIAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                   Three Months Ended
                                                             March 31, 1995    March 31, 1994
                                                                 (Dollars in Thousands)

Cash flow from operating activities:
  Net income                                                 $   349           $   333
  Adjustments to reconcile net income to net
   cash provided by operating activities-
    Gain on security transactions, net                             -               (22)
    Depreciation and amortization                                 80               110
    Provision for loan losses                                      -                15
    Other real estate owned valuation adjustments                  -                73
    Gain on sale of loans                                          -               (40)

    Disbursements for mortgage loans held for sale              (295)           (3,143)
    Receipts from mortgage loans held for sale                   254             3,667

    Amortization of premiums on investment securities, net        39                60
    Increase in interest payable                                  91                52
    Increase (decrease) in interest receivable                   193              (143)
    Deferred compensation expense                                 44                42
    Gain on sale of other assets                                (184)                -
    Other, net                                                    (1)              (66)

      Net cash provided by operating activities                  570               938


Cash flow from investing activities:
  Proceeds from sales of securities
   available for sale                                              -             7,630
  Proceeds from maturities of securities
   available for sale                                              0             2,976
  Purchases of securities available for sale                       -           (12,281)
  Purchases of securities held to maturity                         -            (7,054)
  Proceeds from maturities, redemptions or principal
   payments on securities held to maturity                     1,367               417


  Net loan principal advances                                 (1,395)             (140)
  Purchase of premises and equipment                               -               (14)
Net cash used by investing activities                            (28)           (8,466)


Cash flow from financing activities:
  Proceeds from exercise of stock options                          -                 5
  Decrease in short term borrowings                           (1,500)             (460)
  Net increase (decrease) in deposits                         (1,143)              628
    Net cash used by financing activities                     (2,643)              173
    Net increase (decrease) cash & cash equivalents           (2,101)           (7,355)
    Cash and cash equivalents, beginning of year              12,117            14,788
    Cash and cash equivalents, end of quarter                $10,016           $ 7,433


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


      In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" which was subsequently amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" in October 1994. The Company adopted these statements effective January 1, 1995. SFAS 114 modifies the accounting for impaired loans, defined as those loans where, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, SFAS 114 requires that the allowance for loan losses related to impared loans be determined based on the present value of the expected future cash flows discounted at the loan's effective rate, or, as a practical expedient, the loans' observable market price or the fair value of the loan's underlying collateral if the loan is collateral dependent. For the most part, the Company uses an estimate of the fair value of the loan's underlying collateral to determine the allowance for loan losses related to impaired loans as most loans to which SFAS 114 applies are collateral dependent. The Company has classified collateral dependent loans with significant shortfalls as impaired and has placed some of those impaired loans on nonaccrual status on the basis of repayment histories in which the borrowers have moved into past due status (i.e., when the loans are greater than 90 days past due) or, when in management's judgment, the ultimate collectibility of principal or interest is doubtful.


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


      Prior to the adoption of SFAS 114, the Company accounted for troubled debt restructurings in accordance with SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."


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


      At March 31, 1995, the recorded investment in loans that are considered impaired under SFAS No. 114 was $5,020,000. Included in this amount is $2,890,000 of impaired loans for which the related SFAS No. 114 allowance for loan losses is $841,000 and $2,130,000 of impaired loans that do not have a related SFAS No. 114 allowance for loan losses. During the period ended March 31, 1995, the Company recognized $80,000 of interest on the average impaired loan balance of $5,080,000. This amount was recognized on an accrual basis which did not vary significantly from a cash basis.


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


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS


      On March 23, 1995, Cornerstone entered into a merger agreement pursuant to which Cornerstone Financial Corporation will become a subsidiary of BayBanks, Inc. a Massachusetts bank holding company, and Cornerstone shareholders will receive $8.80 per share in cash. The merger is subject to regulatory approval and approval by Cornerstone's shareholders.

      The following table summarizes key financial operating data for the periods indicated:

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

      For the first quarter of 1995 the provision for loan losses was $0 as compared to a provision for $15,000 in the first quarter of 1994. Management continues to monitor and review its loan portfolio and the adequacy of loan loss reserves, and in the first quarter of 1995 the loan charge offs of $8,000 were offset by recoveries of loans of $22,000 to show a net increase in the reserve for loan losses of $14,000 from year end 1994.

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

      The following table summarizes nonperforming assets at the dates indicated:

                                                   March 31,       December 31,
                                                   1995            1994
                                                   (Dollars in Thousands)



Loans accounted for on a nonaccrual basis:
  Real estate                                      $    0          $    0
  Commercial, financial, and other                  1,014           1,088
  Consumer loans to individuals                         0               1
      Total nonaccrual loans                        1,014           1,089
  Other real estate                                 1,501           1,532
      Total nonperforming assets                   $2,515          $2,621


      The effect of nonperforming loans and other real estate owned caused interest income to be reduced by $0 and $35,000, respectively, for the quarter ended March 31, 1995 as compared to $11,000 and $40,000, respectively for the comparable period ending March 31, 1994, from that which would have been recorded had such loans remained current in accordance with their original terms. There were no loans more than 90 days past due. At March 31, 1995, the recorded investment in loans that are considered impaired under SFAS No. 114 was $5,020,000 which includes $1,014,000 of loans accounted for on a nonaccrual basis. At December 31, 1994, the Company had $2,481,000 of troubled debt restructurings involving a modification of terms. In accordance with SFAS 114, for the first quarter of 1995, these same loans were evaluated for impairment based on their modified terms and, as a result, their current balances were included in the balance of impaired loans at March 31, 1995.


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


      Other operating income increased by $104,000, or 18.6% in the first quarter of 1995 versus the first quarter of 1994. The primary reason for the increase was a gain from the sale of the assets in an employee trust of $184,000 offset by reduced deposit fees of $40,000 and reduced gains on loan sales of $40,000. The assets in the employee trust were primarily equity securities which were sold to take advantage of existing stock prices which management believed were not sustainable and the sales proceeds were invested in U.S. Treasury securities to eliminate the risk associated with investing in the stock market at its current levels.


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


      Stockholders' equity at March 31, 1995 was $9,941,000, an increase of $1,020,000 from December 31, 1994. The increase was a result of the decrease in the unrealized loss on securities available for sale of $671,000 (net of tax) and by net income of $349,000. The decrease in the unrealized loss on securities available for sale included in equity is due to the declining interest rate environment during the quarter.


      The Company and its banking subsidiary, Cornerstone Bank, are each required by regulation to maintain certain minimum capital ratios. The following table summarizes the Company's and the Bank's capital ratios and amounts at March 31, 1995.

                           Capital Ratios             Capital Amounts (in 000's)
                    -----------------------------  -------------------------------
                       Risk Based       Leverage      Risk Based         Leverage
                    ----------------    ---------  -----------------     --------
                    Tier I    Tier 2    Tier 1     Tier 1     Tier 2     Tier 1
The Company
  Balance           15.36%    16.63%    7.50%      $10,694    $11,582    $10,694
  Requirement        4.00%     8.00%    4.00%        2,786      5,571      5,704

The Bank
  Balance           19.24%    20.52%    9.45%       13,383     14,270     13,383
  Requirement        4.00%     8.00%    4.00%        2,782      5,564      5,665

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


                         PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - Not applicable

ITEM 2.  CHANGES IN SECURITIES - Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - Not applicable

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibit 27 - Financial data schedule (submitted only in electronic format to the Securities and Exchange Commission)
         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.


                                   ITEM 6.

                      CORNERSTONE FINANCIAL CORPORATION
      AVERAGE BALANCE, INTEREST INCOME AND EXPENSE AND EFFECTIVE RATES
                                 (Unaudited)

                                       Three Months Ended March 31,
                                       ---------------------------------------------------------------------
                                                      1995                                1994
                                       ---------------------------------   ---------------------------------
                                                    Interest     Avg.                   Interest     Avg.
                                       Average      Income/      Yield/    Average      Income/      Yield/
                                       Balance(1)   Expense(2)   Rate(2)   Balance(1)   Expense(2)   Rate(2)
                                       (Dollars in Thousands)

Earning Assets:
  Taxable investment securities        $ 66,388     $   919      5.5%      $ 61,938     $   842      5.4%
  Loans(2)(3)                            56,485       1,279      9.1%        55,585       1,188      8.5%
  Federal funds sold                      2,492          37      5.9%         2,355          16      2.7%
      Total                            $125,365     $ 2,235      7.1%      $119,878     $ 2,046      6.8%

Interest paying liabilities:
  Savings deposits                     $ 35,619     $   183      2.1%      $ 34,514     $   168      1.9%
  NOW and money market deposits          41,338         170      1.6%        41,541         137      1.3%
  Time deposits                          31,090         318      4.1%        34,131         328      3.8%
  Other borrowed funds                    7,625         124      6.5%         3,641          63      6.9%
      Total                            $115,672     $   795      2.7%      $113,827     $   696      2.4%

Net interest income                                 $ 1,440                             $ 1,350

Net interest margin                                              4.4%                                4.4%

Net yield on earning assets                                      4.6%                                4.5%

<F1>    Based on daily averages.
<F2>    On a fully taxable equivalent basis (34% tax rate in 1995 and 1994).
<F3>    Average balance includes non-accrual loans.


                                                                    EXHIBIT 11


                      CORNERSTONE FINANCIAL CORPORATION

         COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
                  (in thousands, except per share amounts)
                                 (Unaudited)

                                                            Three Months Ended
                                                                 March 31
                                                            ------------------
                                                             1995        1994
                                                            ------      ------

Primary earnings per share:
  Net income                                                 $  349      $  333

Common and common equivalent shares:
  Weighted average number of common shares
   outstanding                                                2,107       2,105
Add:  Shares arising from assumed exercise of
      stock options (as determined under the
      Treasury Stock Method)                                     70          57
      Weighted average of common and equivalent
      shares outstanding                                      2,177       2,162

Primary earnings per share:
  Net income                                                 $  .16      $  .15

Fully diluted earnings per share:
  Net income                                                 $  390      $  374

Common shares-assuming full dilution:
  Weighted average of common shares outstanding               2,107       2,105
Add:  Shares arising from assumed exercise of
      stock options (as determined under the
      Treasury Stock Method) and conversion to
      stock of convertible subordinated debentures              307         288

      Weighted average of common and equivalent
      shares                                                  2,414       2,393

Fully diluted earnings per share:
  Net income                                               $    .16      $  .16



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