Form 10-K/A
period 1994-12-31
CORNERSTONE FINANCIAL CORP
filed 1995-07-14
CIK 716407

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         FORM 10-K/A

(Mark One)
[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended December 31, 1994

      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                to                     .

      Commission file number (0-14346)

                  Cornerstone Financial Corporation
         (Exact name of registrant as specified in its charter)

          New Hampshire                             02-0368172
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification No.)

         15 East Broadway                             03038
       Derry, New Hampshire                        (Zip Code)
(Address of princiapl executive offices)

           Registrant's telephone number, including area code:
                         (603) 432-9517

       Securities registered pursuant to Section 12(b) of the Act:
                             None

       Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, no par value

      Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes [x]     No [ ].

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     Yes [x]     No [ ].

      The aggregate market value of the voting stock held by non-affliates of the registrant based on the average bid and asked price on June 30, 1995 was $15,750,796.

      As of June 30, 1995, 2,109,872 shares of the registrant's common stock were issued and outstanding.


                                   PART I

ITEM 1. BUSINESS

(a) General Development of Business

      The Registrant, Cornerstone Financial Corporation (the "Company") is a New Hampshire corporation chartered in May, 1982 for the purpose of becoming the bank holding company parent of Derry Bank and Trust Company ("Derry"), a New Hampshire state-chartered trust company with its principal place of business in Derry, New Hampshire. Derry was incorporated under the laws of New Hampshire in May, 1969. The Company formed Cornerstone Bank ("Cornerstone"), a New Hampshire state-chartered savings bank, in 1987 for the purpose of acquiring the Nashua, New Hampshire branch office of Amoskeag Bank. Cornerstone completed the acquisition on September 18, 1987. On October 1, 1990, Cornerstone merged into Derry with the resulting bank operating as a commercial bank under the name "Cornerstone Bank" (the "Bank"). Statistical information presented in this Report for the Company includes information for the Company and the Bank.

      The Company also owns the stock of Birchwood Development Corporation, a corporation which holds title to one of the Bank's branch offices and leases such facilities to the Bank under noncancellable lease agreements.

      Cornerstone issued 786,254 shares of its common stock and $2,000,000 of 8.75% Convertible Subordinated Debentures in a public offering completed in October, 1985. The authorized common stock of the Company was increased from 1,500,000 to 8,000,000 shares pursuant to stockholder approval obtained at a special meeting of stockholders held on January 19, 1987. The Company effected a two-for-one stock split on January 21, 1987. The Company issued 575,000 shares of its common stock and $12,000,000 of 7% Convertible Subordinated Debentures in a public offering completed in the first quarter of 1987. The net proceeds to the Company from its public offerings in 1985 and 1987 were approximately $7,869,000 and $18,400,000, respectively.

      During 1990, the Company repurchased 15,500 shares of its common stock and $971,000 of its 7.0% Convertible Debentures in open market transactions. Under repurchase programs originally commenced in November 1987, the Company has repurchased 146,502 shares of common stock, $60,000 of its 8.75% convertible subordinated debentures due in 1997 and $7,812,000 of its 7.0% convertible subordinated debentures due in 1999. On February 23, 1990, the Company announced the completion of its program initiated in December 1988 under which it paid dividends in excess of current earnings. In connection with the completion of this program, the Company's Board of Directors adopted a policy of paying dividends based upon current earnings. The Company declared a dividend of $.05 per share during the first quarter of 1990. Due to the decline in the real estate market and the general economy in its market areas, the Company's Board of Directors has voted to forego the declaration of a dividend since the first quarter of 1990. Although general economic conditions have recently improved, the declaration and amount of future dividends will depend on the Company's earnings, financial condition and prospects and on relevant legal, financial and regulatory considerations.

      During 1990, Derry and Cornerstone merged their operations into one commercial bank, Cornerstone Bank.

      On March 23, 1995, the Company entered into a definitive Agreement and Plan of Merger providing for the acquisition of all of the outstanding capital stock of the Company by BayBanks, Inc., a bank holding company headquartered in Boston, Massachusetts ("BayBanks"). Pursuant to the definitive agreement, BayBanks will pay $8.80 per share in cash for all of the outstanding shares of common stock of the Company, or an aggregate of approximately $18.5 million (based on 2,107,017 shares outstanding as of March 23, 1995).

      The proposed transaction is subject to regulatory approval and approval by the shareholders of the Company and certain other conditions. The transaction has been approved by the Boards of Directors of the Company and BayBanks. At December 31, 1994, BayBanks had assets of approximately $10.8 billion and stockholders' equity of approximately $789 million.

(b) Financial Information About Industry Segments

      Not applicable.

(c) Narrative Description of Business

General

      The Company is a bank holding company whose primary asset is the stock of the Bank. The Bank provides a full range of commercial and consumer banking services through eleven banking offices located in southern New Hampshire. The Bank has offices in East Hampstead, Candia, Chester, Windham, three offices in Manchester, two offices in Nashua, and two offices in Derry, one of which is the site of its main office.

Banking Services

      Banking services offered to businesses and individuals include checking and savings accounts, time deposits, NOW accounts and money market deposit accounts, real estate, automobile, personal, commercial, home improvement, home equity and other installment and term loans, traveler's checks, money orders, safe deposit boxes, night depository facilities, credit cards and other financial services. In February 1995, the Bank made brokerage services available for its customers through an agreement with Invest, a firm that specializes in working with Banks for its customer base.

      The Bank attempts to develop customer loyalty by seeking to provide superior service. This service orientation has encouraged a base of low-cost deposits. The Company achieved net interest margins of 4.3%, 4.5% and 4.0% in 1994, 1993 and 1992, respectively. The Bank's fee structure is designed to cover the cost of many of its banking services. Management has also attempted to maximize income by maintaining an aggressive cash management program.

      The Bank has loan servicing operations for mortgage loans sold in the secondary mortgage market. As of December 31, 1994, approximately $65,700,000 in loans were being serviced on behalf of other institutions. Accordingly, the Bank has recognized fee income for servicing operations, as well as loan origination fees for loans serviced or processed by the Bank and subsequently resold in the secondary markets.

      The Bank serves a variety of businesses, ranging from small, family-owned operations to medium size corporations. A full range of business credit services is offered by the Bank, including lines of credit, term loans, revolving loans, equipment and inventory financing (including automobile dealer floor plan financing), lease financing and commercial mortgages.

Competition

      The banking business in the Bank's market area has become increasingly competitive over the past several years. The Bank's major competitors in attracting deposits and lending funds consist primarily of other New Hampshire-based commercial banks, savings banks and other thrift institutions, credit unions and, to a lesser extent, nonbank financial institutions such as money market mutual funds, stock brokerage firms and insurance companies. A number of these competing institutions maintain branches in locations where the Bank maintains offices. Several of these institutions have capital resources and legal lending limits in excess of that of the Bank.

      The primary factors in competing for deposits are convenient office locations, flexible hours, interest rates and service, while those relating to loans are interest rates, the range of lending services offered and lending fees. However, the Bank believes that several additional factors enable it to compete successfully in the southern New Hampshire market area. Principal among these is the location and character of the Bank's business and its "community bank" management philosophy, which emphasizes decentralized decision-making at the local banking level. In addition, the Bank also benefits from having many long-time residents of its market area on its Board of Directors and from having management personnel with long lengths of service.

Employees

      The Company does not currently have any employees. At December 31, 1994, the Bank had 82 full-time and 34 part-time employees. Relations between the Bank's management and employees are considered good.

Supervision and Regulation

General

      The Bank and the Company are subject to extensive supervision and regulation. As a New Hampshire-chartered, FDIC-insured bank, the Bank is subject to regulation and supervision by the New Hampshire Banking Department and the Federal Deposit Insurance Corporation (the "FDIC").

      The Company, as a bank holding company, is subject to regulation, examination and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956 (the "Bank Holding Company Act"). The following references to applicable statutes and regulations are brief summaries thereof and do not purport to be complete.

Federal Deposit Insurance Corporation

      The Bank's deposits are insured by the FDIC up to a maximum of $100,000 per depositor. The FDIC issues regulations, conducts periodic examinations, imposes minimum capital requirements, requires the filing of reports and generally supervises the operations of its insured banks. The approval of the FDIC is required prior to any merger or consolidation, or the establishment or relocation of an office. This supervision and regulation is intended primarily for the protection of depositors.

      Any insured bank which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. For example, proceedings may be instituted against any insured bank or any director, officer or employee of such bank who engages in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate insurance of deposits pursuant to procedures established for that purpose.

      Under the new FDIC regulations, the Bank is required to pay annual insurance premiums generally equal to 0.23% of the dollar amount of the Bank's deposits based on the Bank's rating by the FDIC for the year 1994. The FDIC has the authority to assess additional premiums to cover its losses and expenses.

New Hampshire Banking Department

      As a state-chartered bank, the Bank is subject to the applicable provisions of New Hampshire banking law. The Bank derives its lending and investment powers from these laws and is subject to periodic examination and reporting requirements by the New Hampshire Bank Commissioner (the "Commissioner"), who also has specific statutory jurisdiction over certain banking activities such as mergers and the creation of new powers. Conversion from mutual to stock form and the establishment of branches are subject to approval of the New Hampshire Board of Trust Company Incorporation.

Federal Reserve Board

      The Federal Reserve Board requires the Bank to maintain reserves against its transaction accounts and nonpersonal time deposits based on the amount of the Bank's deposits.

      The Company is a "bank holding company" within the meaning of the Bank Holding Company Act. Under the Bank Holding Company Act, a bank holding company is required to file annually with the Federal Reserve Board a report of its operations and, with its subsidiaries, is subject to examination by the Federal Reserve Board. The Bank Holding Company Act prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. No approval under the Act is required, however, for a bank holding company already owning or controlling over 50% of the voting shares of a bank to acquire additional shares of such bank.

      The Bank Holding Company Act further precludes a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any non-banking entity engaged in any activities other than those which the Federal Reserve Bank has determined to be closely related to banking or managing and controlling banks and so as to be a proper incident thereto. The Federal Reserve Board has determined that certain activities, including, but not limited to, mortgage banking, operating small loan companies, discount brokerage activities, factoring, certain data processing operations, providing investment and financial advice and leasing personal property on a full payout basis are closely related, and a proper incident, to banking. A bank holding company and its subsidiaries also are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services.

Interstate Banking

      The Bank Holding Company Act currently prohibits a bank holding company from acquiring any bank located outside of the state in which the existing banking subsidiaries of the bank holding company are located unless specifically authorized by applicable state law.

      Interstate banking legislation has been enacted in New Hampshire which permits out-of-state banks and bank holding companies to establish new banks or to affiliate with existing banks and bank holding companies in New Hampshire. The legislation establishes the procedures for the creation of new banks in New Hampshire and the acquisition of five percent or more of a New Hampshire bank or bank holding company. Application for an affiliation certificate must be made to the Board of Trust Company Incorporation ("BTCI") and the Commissioner is charged with promulgating the rules relating to the application procedure and the standards to be applied to the application by the BTCI. The Commissioner has the further responsibility of monitoring certificate holders, new banks and bank holding companies affiliated under the law and of adopting rules to carry out this responsibility. Violation of the legislation may result in the imposition of a fine of up to $5,000 per day for each day the violation continues and the divestiture of any prohibited affiliation.

      Under the legislation, no bank holding company may acquire ownership or control of the voting stock of any bank if upon such acquisition (1) the bank holding company would have more than 12 affiliates in New Hampshire; or (2) the dollar volume of the total deposits of the bank holding company and all its affiliates in New Hampshire would exceed 20 percent of the dollar volume of total deposits in New Hampshire of all state and federal banks. This 20 percent deposit concentration limitation is subject to waiver by the Commissioner in cases involving certain troubled institutions.

      Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), effective September 29, 1995 existing restrictions under the Bank Holding Company Act which prevent the acquisition by a bank holding company of banks located outside the bank holding company's home state unless authorized by the state law of the target bank will be eliminated. State law restrictions regarding deposit concentrations will continue to apply, provided that such restrictions do not discriminate against out-of-state bank holding companies. The New Hampshire 20 percent deposit concentration limitation applies to acquisitions by both in-state and out-of-state bank holding companies. Such acquisitions will be subject to approval by the Federal Reserve Board.

      Under Riegle-Neal, effective June 1, 1997, (unless the New Hampshire Legislature enacts a statute "opting out" of interstate branching) out-of-state banks will be authorized to merge with New Hampshire banks and to establish branches in New Hampshire. Such mergers and the establishment of branches will continue to be subject to state deposit concentration restrictions and coditions that may be imposed by New Hampshire regulatory authorities, provided that such restrictions and conditions do not discriminate against out-of-state banks. The resulting New Hampshire banks and branches will continue to be subject to regulation by New Hampshire regulatory authorities provided that such regulations do not discriminate against out-of-state banks.

Securities and Exchange Commission

      The Company has registered its common stock with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. As a result of such registration, the proxy and tender offer rules, periodic reporting requirements, and insider trading restrictions and reporting requirements, as well as certain other requirements, of such Act are applicable to the Company.

Restrictions on the Payment of Dividends

      The New Hampshire Business Corporation Act previously permitted the Company to pay dividends on its capital stock only from its unreserved and unrestricted earned surplus or from its net profits for the current fiscal year and the next preceding fiscal year taken as a single period. The Company amended its Articles of Incorporation in 1990 to also permit distributions from capital surplus. Effective January 1, 1993, the New Hampshire Business Corporation Act has been revised. The Revised Act refers to purchases and redemptions of a corporation's own shares as "distributions," along with dividends and distributions in the classic sense. Accordingly, all of those terms would be called "distributions". Under the Revised Act, a distribution must be authorized by the Board of Directors and may not be paid if the corporation, after the payment is made, would not be able to pay its debts as they become due in the usual course of business, or the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. Under New Hampshire law, the payment of dividends by the Bank to the Company is restricted. Furthermore, the Federal Deposit Insurance Act prohibits the Bank from paying dividends on its capital stock if it is in default in the payment of any assessment to the FDIC.

Federal Home Loan Bank System

      The Bank is a member of the Federal Home Loan Bank of Boston (the "FHLB"), which is one of 12 regional Federal Home Loan Banks. The FHLB serves as a reserve or central bank for its members. It is funded primarily from the sale of consolidated obligations of the Federal Home Loan Bank System. As a member of the FHLB, the Bank is required to purchase and hold stock in the FHLB in an amount equal to the greater of 1% of the Bank's aggregate unpaid residential mortgage loan balances at the beginning of the year or 1/20th of FHLB advances outstanding. As of December 31, 1994, the Bank held stock in the FHLB in the amount of $1,302,100.

Other Regulations

      The policies of regulatory authorities, including the Federal Reserve Board and the FDIC, have had a significant effect on the operating results of financial institutions in the past and are expected to do so in the future. An important function of the Federal Reserve Board is to regulate aggregate national credit and money supply through such means as open market dealings in securities, establishment of the discount rate on bank borrowings and changes in reserve requirements against bank deposits. Policies of these agencies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States government. Supervision, regulation or examination of the Company by these regulatory agencies is not intended for the protection of the Company's shareholders.

      The United States Congress periodically has considered and adopted legislation which has resulted in and could result in further deregulation of both banks and other financial institutions. Such legislation could relax or eliminate geographic restrictions on banks and bank holding companies and could place the Company in more direct competition with other financial institutions, including mutual funds, securities brokerage firms and investment banking firms. No assurance can be given as to whether any additional legislation will be enacted or as to the effect of such legislation on the business of the Company.

      The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was enacted on August 9, 1989. FIRREA was a major piece of legislation which was intended to restore the public's confidence in the savings and loan industry, ensure a safe and stable system of affordable housing finance through major regulatory reforms and strengthen capital standards and safeguards for the disposal of recoverable assets. Although the Bank generally is not directly affected by FIRREA, the legislation is expected to have a substantial impact on the nation's insured financial institutions.

      FIRREA abolished the Federal Home Loan Bank Board and the position of Chairman of the Bank Board as chief regulator of the thrift industry. The Office of Thrift Supervision was created as an office in the Department of the Treasury. The Director of the Office of Thrift Supervison is responsible for the examination and supervision of all savings institutions. FIRREA abolished the Federal Savings and Loan Insurance Corporation and gave the Federal Deposit Insurance Corporation the duty of insuring the deposits of savings associations as well as banks. The insurance funds are maintained separately and were renamed. The Bank Insurance Fund generally serves banks, while the Savings Association Insurance Fund serves thrift institutions.

Federal Deposit Insurance Corporation Improvement Act of 1991

      The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), provides for, among other things, increased funding for the Bank Insurance Fund (the "BIF") of the FDIC and expanded regulation of depository institutions and their affiliates, including parent holding companies. A summary of certain provisions of FDICIA and its implementing regulations is provided below.

      Risk Based Deposit Insurance Assessments. A significant portion of the additional funding to BIF is in the form of borrowings to be repaid by insurance premiums assessed on BIF members. In addition, FDICIA provides for an increase in the ratio of the reserves to insured deposits of the BIF to 1.25% by the end of the 15-year period that began with the semi-annual assessment period ending December 31, 1991, also to be financed by insurance premiums. The result of these provisions could be a significant increase in the assessment rate on deposits of BIF members during the balance of this 15-year period. FDICIA also provides authority for special assessments against insured deposits and for the development of a general risk based assessment system. The FDIC has set assessment rates for BIF-insured institutions ranging from 0.23% to 0.31%, based on a risk assessment of the institution. Each financial institution is assigned to one of three capital groups--"well capitalized", "adequately capitalized" or "undercapitalized"--and further assigned to one of three subgroups within each capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. For purposes of the risk-based assessment system, a well-capitalized institution is one that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized institution has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more, and a leverage ratio of 4% or more. An undercapitalized institution is one that does not meet either of the foregoing definitions. The actual assessment rate applicable to a particular institution, therefore, depends in part upon the risk assessment classification so assigned to the institution by the FDIC.

      Prompt Corrective Action. FDICIA also provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions, depending upon a particular institution's level of capital. FDICIA establishes five tiers of capital measurement for regulatory purposes ranging from "well-capitalized" to "critically undercapitalized." Under prompt corrective action regulations adopted by the federal banking agencies in a depository institution is (a) "well-capitalized" if it has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based ratio of 6% or more, a leverage ratio of 5% or more and is not subject to any written agreement, order or capital directive or prompt corrective action directive issued by its primary regulator to meet and maintain a specific capital measure; (b) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a leverage ratio of 4% or more (3% if the bank is rated composite I under the CAMEL rating system in its most recent examination and is not experiencing or anticipating significant growth) and does not qualify as "well-capitalized"; (c) "undercapitalized" if it has a total risk based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a leverage ratio that is less than 4% (3% if the bank is rated composite I under the CAMEL rating system in its most recent examination and is not experiencing or anticipating significant growth); (d) "significantly undercapitalized" if the bank has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (e) "critically undercapitalized" if the depository institution has a ratio of tangible equity to total assets that is equal to or less than 2% of total assets, or otherwise fails to meet certain established critical capital levels. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position under certain circumstances. At December 31, 1994, the Bank was classified as "well-capitalized" under the prompt corrective action regulations described above.

      Any depository institution that is undercapitalized and which fails to meet regulatory capital requirements specified in FDICIA must submit a capital restoration plan guaranteed by the bank holding company controlling such institution, and the regulatory agencies may place limits on the asset growth and restrict activities of the institution (including transactions with affiliates), require the institution to raise additional capital, dispose of subsidiaries or assets or be acquired and, ultimately, require the appointment of a receiver. The guarantee of a controlling bank holding company under FDICIA of performance of a capital restoration plan is limited to the lower of 5% of an under capitalized banking subsidiary's assets or the amount required for the bank to be classified as adequately capitalized. Federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan within the time required (generally 45 days after receiving notice that the institution is undercapitalized, significantly undercapitalized or critically undercapitalized), it is treated as if it were significantly undercapitalized. If the controlling bank holding company fails to fulfill its guaranty obligations under FDICIA and files (or has filed against it) a petition under the Federal Bankruptcy Code, the applicable regulatory agency would have a claim as a general creditor of the bank holding company and, if the capital restoration plan were deemed to be a commitment to maintain capital under the Federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over unsecured third party creditors of the bank holding company.

      In addition to the requirement of mandatory submission of a capital restoration plan, under FDICIA, an undercapitalized institution may not pay management fees to any person having control of the institution nor may an institution, except under certain circumstances and with prior regulatory approval, make any capital distribution if, after making such payment or distribution, the institution would be undercapitalized. Further, undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System.

      Undercapitalized and significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. In addition, significantly undercapitalized depository institutions also are prohibited from awarding bonuses or increasing compensation of senior executive officers until approval of a capital restoration plan. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

      Brokered Deposits and Pass-Through Deposit Insurance Limitation. Under FDICIA, a depository institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits "significantly higher" than the prevailing rate in its market. A depository institution that is adequately capitalized may accept brokered deposits if it obtains the prior approval of the FDIC. In addition, "passthrough" insurance coverage may not be available for certain employee benefit accounts. In the Company's opinon, these limitations do not have material effect on the Company.

      Safety and Soundness Standards. The Federal Deposit Insurance Act, as amended by FDICIA and as further amended by the Riegle Community Development and Regulatory Improvement Act of 1994, directs each federal banking agency to prescribe standards for insured depository institutions relating to asset quality, earnings and stock valuation. The ultimate cumulative effect of these standards cannot currently be forecast.

      FDICIA also contains a variety of other provisions that may affect the Company's operation, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch. Many of the provisions in FDICIA have recently been or will be implemented through the adoption of regulations by the various federal banking agencies and, therefore, the precise impact on the Company cannot be assessed at this time.

      Capital Guidelines. The Federal Reserve Board and the FDIC have issued risk-based capital guidelines for bank holding companies, state-chartered member banks and state-chartered non-member banks. Under these guidelines, the minumum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the total capital is to be comprised of common equity, retained earnings, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of perpetual preferred stock, less goodwill ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatorily convertible debt securities, a limited amount of subordinated debt, other preferred stock and limited amount of loan loss reserves (supplementary capital). In addition, the Federal Reserve Board and the FDIC have adopted a leverage ratio (Tier 1 capital to total assets, net of goodwill) of 3% for bank holding companies and banks that meet certain specified criteria, including that they have the highest regulatory rating. The rule indicates that the minimum leverage ratio should be 1% to 2% higher for holding companies and banks undertaking major expansion programs or that do not have the highest regulatory rating.

      As of December 31, 1994, the capital ratios of the Company and the Bank on a historical basis exceeded all minimum regulatory capital requirements.

      Under FIRREA and FDICIA, failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution.

      Under the policies of the Federal Reserve Board, the Company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary bank in circumstances where it might not do so absent such policy. In addition, any subordinated loans by the Company to any of the subsidiary banks would also be subordinate in right of payment to deposits and obligations to general creditors of such subsidiary bank.

Regulatory Matters

      The Bank's Board of Directors consented to the issuance of an Order to Cease and Desist (the "Order") by the FDIC and the Commissioner resulting from the FDIC's June 30, 1991 examination of the Bank. The Order became effective on February 1, 1992. The Order required that the Bank meet or exceed an increasingly stringent minimum Tier 1 leverage capital ratio requirement, submit a capital and management plan to the FDIC and the Commissioner, reduce classified assets and concentrations of credit, and retain qualified management, among other items. The Company and the Bank took a number of steps to meet these requirements. During the third quarter of 1993, the Federal Reserve completed a visitation of the Company. As a result of this visitation the Company is required by the Federal Reserve to develop a liquidity plan for the parent company and not to undertake any actions which will reduce the parent company's ability to act as a source of strength to its subsidiary bank, without 30 day's prior notification to the Federal Reserve Bank. These actions include repurchases of Company stock or debut and dividend payments. Effective April 26, 1994, the Order to Cease and Desist was terminated by the FDIC and the Bank Commissioner. On September 1, 1994 the Federal Reserve removed the restrictions it had imposed on the Company.

Average Balance Sheets

      The following tables present the average balance of assets, liabilities and stockholders' equity for the periods indicated.

                                                                  Year Ended December 31,
                                                        -------------------------------------------
                                                               1994                   1993
                                                        --------------------   --------------------
                                                                   Percent                 Percent
                                                        Amount     of Total    Amount      of Total
                                                                     (Dollars in thousands)

Assets:
  Cash and due from banks                               $  6,563     4.7%      $  6,164      4.5%
  Interest bearing deposits                                1,110     0.8            721      0.5
  Federal funds sold                                       2,230     1.6          2,000      1.5
  Investment securities                                   65,161    46.5         60,088     43.8
  Total loans                                             55,306    39.5         58,481     42.6
    Less: Allowance for loan losses                       (2,092)   (1.5)        (2,268)    (1.6)
  Net loans                                               53,214    38.0         56,213     41.0
  Premises and equipment, net                              6,105     4.4          6,400      4.7
  Other real estate                                        1,702     1.2          2,754      2.0
  Other assets                                             3,978     2.8          2,811      2.0
      Total assets                                      $140,063   100.0%      $137,151    100.0%

Liabilities and Stockholders' Equity:
  Deposits:
    Demand                                              $ 13,623     9.7%      $ 12,932      9.4%
    Savings                                               36,157    25.8         33,269     24.3
    NOW and money market                                  42,275    30.2         41,918     30.6
    Certificates and other time                           32,592    23.3         36,428     26.5
      Total deposits                                     124,647    89.0        124,547     90.8
    Other borrowed funds                                   4,334     3.1          4,038      2.9
    Other liabilities                                      1,835     1.3          1,625      1.2
      Total liabilities                                  130,816    93.4        130,210     94.9

Stockholders' equity:
  Common stock                                             1,408     1.0          1,403      1.0
  Capital surplus                                         15,448    11.1         15,446     11.3
  Deficit                                                 (6,228)   (4.4)        (8,527)    (6.2)
                                                          10,628     7.6          8,322      6.1
  Treasury stock                                          (1,381)   (1.0)        (1,381)    (0.9)
      Total stockholders' equity                           9,247     6.6          6,941      5.1
      Total liabilities and stockholders' equity        $140,063   100.0%      $137,151    100.0%

Investment Portfolio

Book Value of Investments

      The following table sets forth the classification of the combined investment portfolios by type of investment security based on book value at the dates indicated:

                                                      At December 31,
                                                     1994        1993
                                                     (In thousands)

   U.S. Treasury and agency securities               $50,172     $50,491
   Other investment securities                        15,870       7,164
      Total                                          $66,042     $57,655

Maturities of Investments(1)

                                            Securities Available For Sale    Securities Held to Maturity
                                            -----------------------------    ----------------------------
                                            Amortized   Market               Amortized   Market
          December 31, 1994                 Cost        Value      Yield     Cost        Value      Yield
          (In thousands)

Due in one year or less                     $     0     $     0     --       $ 1,054     $ 1,043    5.0%
Due after one year through five years        40,317      37,962    5.3%       14,505      14,001    6.0
Due after five years through ten years        1,993       1,738    5.8             0           0    --
      Total                                 $42,310     $39,700    5.3%      $15,559     $15,044    5.9%
Collateralized mortgage obligations               0           0     --       $ 1,604     $ 1,518    5.6%
Mortgage-backed and other asset-backed
 securities                                      66          65    8.4%        5,201       4,791    7.2%
      Total                                 $42,376     $39,765    5.3%      $22,364     $21,353    6.3%

<F1>  It is the Company's policy generally not to purchase any corporate debt which has a rating of less than BAA at the time of purchase.

Loan Portfolio

Types of Loans

      The following tables set forth the composition of the Company's total loan portfolio in dollar amounts and percentages of gross loans:

                                                             At December 31,
                                              ---------------------------------------------
                                                       1994                    1993
                                              ----------------------  ---------------------
                                              Percentage              Percentage
                                              of Total                of Total
                                              Amount     Loans        Amount     Loans
                                              (Dollars in thousands)

Real estate loans:
  Construction                                $   642      1.2%       $   372       .7%
  Mortgage                                     10,082     18.1         10,400     18.7
Commercial, financial and agricultural         40,144     72.3         40,059     72.1
Consumer loans                                  4,686      8.4          4,733      8.5
      Total loans                             $55,554    100.0%       $55,564    100.0%
Less:
  Allowance for loan losses                    (2,014)                 (2,118)
      Net loans                               $53,540                 $53,446

Loan Originations

      The following table shows the Company's loan originations during the periods indicated. Loans originated include loans which were refinanced.

                                                    Year Ended
                                                    December 31,
                                               ---------------------
                                               1994        1993
                                               (Dollars in thousands)

      Consumer loans                           $ 1,563     $ 1,255
      Time and demand loans                      3,954       3,418
      Residential first mortgage loans:
      Retained by the Company                    1,728       2,219
      Sold in secondary market                   6,503      21,703
      Commercial mortgage loans                  8,402       6,347
                                               $22,150     $34,942

Maturities and Sensitivity to Changes in Interest Rates

      The following schedule reflects the book value, before allowance for loan losses of the Company's loans, segregated according to maturities and the interest rate sensitivity of loans due after one year as of December 31, 1994:

                                                          At December 31, 1994
                                                --------------------------------------
                                                1 Year    1--5      Over 5
                                                or Less   Years     Years      Total
                                                          (Dollars in thousands)

Real estate loans:
  Construction                                  $  642    $   --    $    --    $   642
  Mortgage                                         125        68      9,889     10,082
Commercial, financial and agricultural           4,126     5,281     30,737     40,144
Consumer loans                                     463     4,223         --      4,686
      Total                                     $5,356    $9,572    $40,626    $55,554

Loans due after 1 year with:
  Predetermined interest rates                                                 $24,069
  Floating interest rates                                                       26,129
      Total                                                                    $50,198

Deposits

Average Balances and Rates Paid

      The following tables present the average amount of, and rates paid on, deposits by major classifications for the years indicated:

                                                              Percentage of      Weighted
                                                              Total Average       Average
                                           Amounts               Deposits          Rate
                                    ---------------------  -----------------  -------------
                                                       Year Ended December 31,
                                    -------------------------------------------------------
                                    1994       1993        1994     1993      1994    1993
                                         (Dollars in thousands)

Demand                              $ 13,623    $ 12,932    10.9%    10.4%     --      --
Savings                               36,157      33,269    29.0     26.7     2.0%    2.0%
NOW and money market                  42,275      41,918    33.9     33.7     1.5     1.6
Certificates and other time           32,592      36,428    26.2     29.2     3.7     4.1
                                    $124,647    $124,547   100.0%   100.0%    2.1%    2.3%

      The majority of the Bank's deposits come from its primary market in southern New Hampshire. It does not solicit deposits outside New Hampshire or use brokers to obtain deposits. The Bank has sought to control its overall costs of funds by generally paying no more than competitive rates on deposits. The Bank's ability to attract low cost deposits historically has been material to its profitability.

Maturities of Certificates Over $100,000

      The following table summarizes the time remaining to maturity of certificates of deposit greater than $100,000 at December 31, 1994:

                                     At December 31, 1994
                                    (Dollars in thousands)

      3 months or less                      $ 1,263
      3 through 6 months                        506
      6 through 12 months                       506
      Over 12 months                            340
         Total                              $ 2,615

Return on Equity and Assets

      Selected ratios, for the years indicated, are set forth below:

                                                               Year Ended
                                                               December 31,
                                                              --------------
                                                              1994     1993

    Net income to:
      Average total assets                                     1.35%    1.49%
      Average stockholders' equity                            20.51    29.36
    Cash dividends declared to net income                        --       --
    Average stockholders' equity to average total assets        6.6     5.06

(d)  Financial Information About Foreign and Domestic Operations and Export
     Sales

      Not applicable.

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Nominees and Continuing Directors

      Listed below is certain information concerning the nominees for election to the Board of Directors and the directors who will continue in office after the 1995 Annual Meeting of stockholders.

                          Positions with the Company
                          and Present Principal                           Director
Name and Age              Occupation or Employment                        Since(1)

Nominees to serve for a term expiring in 1998

Robert E. Benoit          Director, Vice President, Treasurer and         1990
  Age 47                  Chief Financial Officer; Director,
                          Vice President, Treasurer and Chief
                          Financial Officer of Cornerstone Bank

Edward D. Bureau          Director and Secretary;                         1969
  Age 64                  Grinnell & Bureau, Attorneys

John J. Zito              Director; Retired, Former                       1981
  Age 67                  Captain Delta Airlines, Inc.

Nominee to serve for a term expiring in 1997

Horace A. Holaday, Jr.    Director; Retired, Former President of          1969
  Age 80                  Holmes and Wheeler Oil and Heating, Inc.

Directors whose terms expire in 1997

Edward E. Gage, Jr.       Director, President, Fortin Gage, Ltd.          1991
  Age 60

John M. Terravecchia      Director, Chairman, President and Chief         1970
  Age 59                  Executive Officer; Chairman and Chief
                          Executive Officer of Cornerstone Bank

Directors whose terms expire in 1996

Howard S. Dearth (2)      Director; Retired, Former Real Estate Broker    1973
  Age 81

Paul T. Phillips (2)      Director; President, Phillips Refrigeration,    1975
  Age 81                  Inc. (servicers of refrigeration equipment)

G. Robert Smith           Director and Senior Vice President;             1977
  Age 55                  President and Chief Operating
                          Officer of Corner stone Bank

<F1>  Each of the above-named directors is a member of the Board of Directors of Cornerstone Bank (the "Bank"), the Company's principal subsidiary. Since the Company was not active until 1983, references to the years directors have served prior to 1983 relate to service on the Bank's Board.
<F2>  Messers. Dearth and Phillips are brothers-in-law.

Executive Officers

      Listed below is information concerning the executive officers of the Company and the Bank.

Name and Age            Position with the Company            Position with the Bank

John M. Terravecchia    Director, Chairman, President and    Director, Chairman and
  Age 59                Chief Executive Officer              Chief Executive Officer

Howard S. Dearth        Director and First Vice              Director and First Vice
  Age 81                President                            President

Edward D. Bureau        Director and Secretary               Director and Secretary
  Age 64

G. Robert Smith         Director, Senior Vice President      Director, President and
  Age 55                and Assistant Secretary              Chief Operating Officer

Robert E. Benoit        Director, Vice President,            Director, Vice President,
  Age 47                Treasurer and Chief Financial        Treasurer and Chief Financial
                        Officer                              Officer

Ronald E. Vincent       --                                   Controller
  Age 47

      Each of the foregoing directors and officers of the Company and the Bank has been employed as set forth opposite his name above for at least the past five years except Mr. Vincent. Mr. Vincent joined the Bank in July, 1992. Prior to that time, he was Controller of Numerica Savings Bank, FSB in Manchester, New Hampshire.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Exchange Act requires the Company' officers and directors to file reports of ownership and changes of ownership with the Securities and Exchange Commission (the "Commission"). Officers and directors are required by regulations of the Commission to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on review of the copies of such forms furnished to the Company and written representations that no additional forms were required, the Company believes that, during the year ended December 31, 1994, the Company's officers and directors complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

      Summary Compensation Table. Since the formation of the Company in 1983, none of its officers have received any compensation directly from the Company.
 Compensation of the officers of the Company is paid by the Bank. The following table sets forth cash compensation for the Company's three senior executive officers for services rendered in all capacities to the Company and its subsidiaries during the last three fiscal years; no other executive officer of the Company received total compensation exceeding $100,000 during such period.

                                                                  Long-Term
                                                                  Compensation
                                        Annual Compensation       Awards
                                     --------------------------   -----------
                                                                  Securities
                                                                  Underlying      All Other
Name and Principal Position   Year   Salary($)(1)   Bonus($)(2)   Options(#)      Compensation($)(3)

John M. Terravecchia          1994   $121,038       $36,773            0          $20,754
  President and Chief         1993    116,264        35,018       20,000           12,426
  Executive Officer of the    1992    115,525             0        9,000                0
  Company

G. Robert Smith               1994     91,214        27,467            0           20,400
  Senior Vice President       1993     85,874        26,150       20,000            9,202
  and Assistant Secretary     1992     86,281             0        9,010                0

Robert E. Benoit              1994     72,898        18,038            0           14,917
  Vice President,             1993     68,816        17,175       12,000            7,264
  Treasurer and Chief         1992     69,259             0        9,010                0
  Financial Officer

<F1>  The amounts listed as Salary for 1994, include base salary plus directors fees.
<F2>  The amounts listed as the bonuses for 1993 were not approved and paid until May 1994.
<F3>  The values listed in this column include contributions made by the Bank with respect to such officers under the Bank's Profit Sharing Plan.

      Employment Agreements. The Company has entered into employment agreements ("Employment Agreements") with certain members of management, including John M Terravecchia, Chairman, President and Chief Executive Officer of the Company and Chairman and Chief Executive Officer of the Bank, G. Robert Smith, Senior Vice President of the Company and President and Chief Operating Officer of the Bank, and Robert E. Benoit, Vice President, Treasurer and Chief Financial Officer of the Company and the Bank (the "Executives").

      Under the Employment Agreements, the Executives receive base salaries as determined by the Board of Directors, and are entitled to receive salary increases and formula bonuses to the extent that the Bank's return on average assets exceed specified levels, as well as discretionary bonuses as determined by the Board of Directors. The terms of the Employment Agreements provide for Mr. Terravecchia and Mr. Smith to be employed through December 31, 1998 and Mr. Benoit though December 31, 1997.

      Under the Employment Agreements, if an Executive is terminated other than for cause, the Executive is to receive a lump sum payment equal to the present value of the Executive's current salary over the remaining term of the respective Employment Agreement; provided, however, if such termination other than for cause occurs in specified circumstances in connection with a change in control of the Company or the Bank, the Executive is instead entitled to receive a lump sum severance payment equal to three times the average annual compensation for the Executive for the previous five years less one dollar.

      The Employment Agreements include deferred compensation arrangements which provide for fifteen annual payments of $89,600 to Mr. Terravecchia, $65,600 to Mr. Smith, $52,800 to Mr. Benoit. Payments commence at the later of age 62 or retirement, with thirty years of service being required for full vesting of deferred compensation benefits. Full vesting also occurs in certain events involving a change in the control of the Company and the Bank.
 In each case payments continue for a period of fifteen years. The Company has created a trust to retain assets set aside for the payment of these deferred compensation benefits.

      Director Compensation. In 1994, and to the date hereof in 1995, each outside director of the Company received $50 for each meeting of the Company's Board attended. Each director of the Bank received $250 per meeting through September 1994, and $350 per meeting thereafter, for each meeting of the Board attended and $75 for each committee meeting attended.

      Profit Sharing Plan. The Company, through the Bank, maintains a qualified, noncontributory profit-sharing plan (the "Profit Sharing Plan"). Under the Profit Sharing Plan, an employee becomes a participant upon satisfaction of three requirements: (1) attainment of age 21, (2) completion of at least 1,000 hours during the preceding year, and (3) employment by the Bank at year end. The Bank determines its contribution to the Profit Sharing Plan based upon the Bank's profits. Any money deposited into the Profit Sharing Plan goes to an investment fund managed by the Profit Sharing Plan trustees. The trustees are Robert E. Benoit, G. Robert Smith and John M. Terravecchia, all directors and executive officers of the Bank.

      The Bank's contributions are divided proportionately among the participants based on each participant's compensation. A participant who terminates his employment prior to completion of seven years of service loses some of the Bank's contributions to his account. At least four years of service is required to receive any benefits under the Profit Sharing Plan. In general, an employee is eligible to receive retirement benefits as of his 65th birthday. The amount of an individual's retirement benefit depends upon how much has been contributed for him by the Bank and the investment experience of the investment fund.

      The Bank may terminate or amend the Profit Sharing Plan at any time, provided that it may not deprive a participant of vested benefits. Under federal law, the sum of employer contributions, forfeitures from others, and employee contributions in any year may not exceed the lesser of 25% of an employee's compensation or $30,000, and the maximum total compensation considered under the Profit Sharing Plan will be $150,000. The latter amount will be adjusted to reflect cost-of-living increases. There was a contribution for the year ended December 31, 1994 of $244,000.

Stock Option Plans

      1984 Stock Option Plan. On May 29, 1984, the stockholders of the Company ratified and approved the 1984 Stock Option Plan (the "1984 Option Plan") adopted by the Board of Directors on April 26, 1984. The 1984 Option Plan was amended on March 26, 1987 to make changes required by the Tax Reform Act of 1986. Under the 1984 Option Plan, 150,000 shares of authorized but unissued common stock of the Company were initially reserved for issuance pursuant to the 1984 Option Plan.

      Full-time "key employees" (as defined in the 1984 Option Plan) of the Company or any subsidiary thereof, meaning those full-time employees of the Company or any subsidiary considered to be especially important to the future of the Company, are eligible for selection to participate in the 1984 Option Plan. Directors who are not also full-time key employees are not eligible to receive options. All options granted under the 1984 Option Plan are intended to qualify as incentive stock options ("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

      The 1984 Option Plan is administered by a Stock Option Committee of the Company's Board of Directors consisting of not less than three members appointed by the Board, none of whom is eligible to receive ISOs under the 1984 Option Plan ("1984 Option Plan Committee"). The 1984 Option Plan Committee selects the key employees who are to be granted ISOs, fixes the number of shares to be optioned to such employees and determines the terms and conditions of each grant. Final authority with respect to the 1984 Option Plan rests in the Company's full Board of Directors. The current members of the 1984 Option Plan Committee are Howard S. Dearth, Paul T. Phillips and Horace A. Holaday, Jr. The 1984 Option Plan Committee held no meetings during 1994.

      Under the 1984 Option Plan, no option may be granted after April 26, 1994, the 10th anniversary of the date of the plan's adoption by the Board of Directors. In addition, the 1984 Option Plan provides that no option shall be exercisable after the expiration of five years from the date of grant. The market value of stock covered by incentive stock options (determined as of the date of grant) first exercisable under incentive stock options is limited to $100,000 per calendar year. An optionee will not be deemed to receive taxable income upon grant or exercise of an incentive stock option, and any gain realized at the time of sale of shares acquired upon exercise of an incentive stock option will constitute capital gain to the optionee, provided that certain employment and holding period requirements are met. No deduction will be allowed to the Company as a result of the grant or exercise of qualifying incentive stock options.

      The option price per share is to be determined by the 1984 Option Plan Committee at the time any ISO is granted and is not to be less than the fair market value of one share of common stock of the Company on the date the option is granted. Fair market value is to be determined by reference to transactions in the Company's common stock on the over-the-counter market. Payment for shares purchased under the 1984 Option Plan may be made either in cash or by exchanging shares of common stock of the Company with a fair market value equal to or less than the total option price plus cash for the difference. In no event may an option be granted under the 1984 Option Plan to any individual then owning stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary.

      ISOs for 39,275 shares were granted on January 21, 1992 with an exercise price of $1.00 per share. ISOs for 52,000 shares were granted on June 24, 1993 with an exercise price of $2.75 per share. Options granted in prior years have expired.

      1987 Stock Option Plan. On May 26, 1987, the stockholders of the Company ratified and approved the Cornerstone Financial Corporation 1987 Stock Option Plan (the "1987 Option Plan") adopted by the Board of Directors on March 26, 1987. The 1987 Option Plan is intended as a performance incentive for the non-employee directors of the Company and its subsidiaries. A total of 50,000 shares of unissued common stock of the Company were initially reserved for issuance pursuant to nonqualified stock options granted under the 1987 Option Plan.

      The 1987 Option Plan is administered by a second Stock Option Committee consisting of members of the Company's Board of Directors who are not eligible to receive options under the 1987 Option Plan ("1987 Option Plan Committee").
 The Committee recommends to the Board of Directors the persons to whom options will be granted, the number of shares, the types of options and other terms and conditions of the options. The 1987 Option Plan does not specify criteria to be used in determining the number of options to be issued and, thus, the number of options granted is in the discretion of the 1987 Option Plan Committee, of which the current members are John M. Terravecchia, G. Robert Smith and Robert E. Benoit. The 1987 Option Plan Committee held no meeting during 1994.

   Under the 1987 Option Plan, nonqualified stock options may be granted to non-employee directors. Directors must complete at least two years of service prior to receiving any options under the 1987 Option Plan and the 1987 Option Plan Committee may elect to establish a vesting schedule for the exercise of options granted to any optionee. An optionee will be deemed to receive taxable income at ordinary income rates upon exercise of a nonqualified stock option in an amount equal to the difference between the exercise price and the fair market value of the common stock on the date of exercise. Any gain realized at the time of sale of shares acquired upon exercise of an option will constitute capital gain to the optionee. The amount of such taxable income will be a deductible expense to the Company.

      All options granted under the 1987 Option Plan are required to have an exercise price per share equal to at least the fair market value of the share of common stock on the date the option is granted. No option granted is exercisable (i) after the date on which the optionee ceases to perform services for the Bank (except in the event of retirement due to age or disability or in the event of death, in which case options may be exercisable for up to three months and one year thereafter, respectively), or (ii) 5 years after the option is granted. Payment for shares purchased pursuant to an option may be made in cash or by check or, if the option agreement permits, by delivery and assignment to the Company shares of common stock of the Company having a fair market value equal to the aggregate exercise price, or by any combination of the foregoing.

      Nonqualified options for 14,100 shares were granted on January 21, 1992 with an exercise price of $1.00 per share. Nonqualified options for 10,115 shares were granted on June 24, 1993 with an exercise price of $2.75 per share. Options granted in prior years have expired.

      No options were granted during 1994 under the Company's Stock Option Plans. The following table sets forth certain information with respect to outstanding stock options held by Messrs. Terravecchia, Smith and Benoit as of December 31, 1994.


                         Number of Securities Underlying       Value of Unexercised
                              Unexercised Options              in-the-money Options
                               at Fiscal Year-End                at Fiscal Year-End
                                   Exercisable/                    Exercisable/
Name                              Unexercisable                   Unexercisable

John M. Terravecchia                29,000/0                        $110,000/0
G. Robert Smith                     29,010/0                         110,050/0
Robert E. Benoit                    21,010/0                          84,050/0

<F1>  Based on the difference between the closing price of the Common Stock on
      December 30, 1994, which was $6.00, and the option exercise price for each respective option.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

Security Ownership of Management

      The following table sets forth information as of June 30, 1995 with respect to the shares of Company Common Stock beneficially owned by each director and each executive officer and by all directors and executive officers as a group.

                                                                      Shares of the
                                                                      Company Owned
                                                                      as of
                                                                      June 30, 1995
                                                                      (Percentage of
                                                                      Outstanding Stock
                                                                      in Parenthesis
Name and Age              Positions with the Company                  Where Over 1%)(1)

Robert E. Benoit          Director, Vice President, Treasurer and      26,210 (1.2%)(2)
                          Chief Financial Officer; Director,
                          Vice President, Treasurer and Chief
                          Financial Officer of Cornerstone Bank

Edward D. Bureau          Director and Secretary                       17,115 (3)

Howard S. Dearth          Director                                     54,468 (2.5%)(4)

Edward E. Gage, Jr.       Director                                      3,955 (5)

Horace A. Holaday, Jr.    Director                                     18,355 (6)

Paul T. Phillips          Director                                     15,374 (7)

G. Robert Smith           Director and Senior Vice President;          53,898 (2.4%)(8)
                          President and Chief Operating Officer
                          of Cornerstone Bank

John M. Terravecchia      Director, Chairman, President and Chief     100,638 (4.6%)(9)
                          Executive Officer; Chairman and Chief
                          Executive Officer of Cornerstone Bank

Ronald E. Vincent         Controller of Cornerstone Bank                1,500 (10)

John J. Zito              Director                                     32,407 (1.5%)(11)

All directors and
 executive officers
 of the Company as a
 group (10 persons)                                                   323,920 (14.7%)(12)

<F1>  Shares of the Company beneficially owned.  A beneficial owner of a security includes  any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares the power to vote such security or the power to dispose of such security.  Included are shares owned by spouses and relatives living in the same home as to which beneficial ownership may be disclaimed and shares which may be obtained within 60 days under the
      Company's Stock Option Plans or upon conversion of the Company's convertible debentures.
<F2>  Includes 21,010 shares subject to options.
<F3>  Includes 14,200 shares owned with spouse and 60 shares owned by children.  Also, includes 2,855 shares subject to options.
<F4>  Includes 51,613 shares owned with spouse and 2,855 shares subject to options.
<F5>  Includes 1,100 shares owned with spouse and 2,855 shares subject to options.
<F6>  Includes 15,500 shares owned with spouse and 2,855 shares subject to options.
<F7>  Includes 12,519 shares owned with spouse and 2,855 shares subject to options.
<F8>  Includes 3,000 shares owned with spouse and 29,010 shares subject to options.
<F9>  Includes 24,250 shares owned by and with spouse and 29,000 shares subject to options.
<F10> Includes 1,500 shares owned with spouse.
<F11> Includes 2,200 shares owned by spouse and 1,455 shares subject to options.
<F12> Includes 94,740 shares subject to options.

Security Ownership of Certain Beneficial Owners

      The following table sets forth information with respect to persons known by the Company as of June 30, 1995 to be the beneficial owners of more than five percent of outstanding Company Common Stock.

                                   Amount and Nature of       Percent of
Name and Address                   Beneficial Ownership(1)    Stock Outstanding

BayBanks, Inc.                     391,000(2)                 16.3%
175 Federal Street
Boston, Massachusetts 02110

<F1>  See Note (1) above under "Security Ownership of Management"
<F2>  As previously disclosed by the Company, the Company has entered into a definitive Agreement and Plan of Merger (the "Acquisition Agreement") providing for the acquisition of all of the outstanding capital stock of the Company by a subsidiary of BayBanks, Inc. ("BayBanks"). Immediately upon the execution of the Acquisition Agreement and as contemplated therein, the Company and BayBanks entered into a stock option agreement pursuant to which the Company granted to BayBanks an option to purchase 295,000 shares of newly issued Company Common Stock (the "Option"). The Option is exercisable upon the occurrence of certain events that create the potential for a third party to acquire the Company. Under Commission rules, BayBanks is deemed for purposes of this table to be the beneficial owner of the shares of Common Stock subject to the Option.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management

      Some of the directors and executive officers of the Company and the Bank are at present, as they have been in the past, customers of the Bank and have entered into transactions with the Bank in the ordinary course of business.
In addition, some of those persons are at present, as they have been in the past, also directors or officers of corporations and business trusts or are members of partnerships which are customers of the Bank and which have entered into transactions, including loans, with the Bank in the ordinary course of business. Such loans are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and do not involve more than the normal risk of collectability or present other unfavorable features. The Bank expects to continue to have banking transactions in the ordinary course of its business with the executive officers and directors of the Company and the Bank, and their associates, on substantially the same terms, including interest rates and collateral on loans, as those then prevailing for comparable transactions with others.


                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CORNERSTONE FINANCIAL CORPORATION
                                (Registrant)



DATE:  July 13, 1995                      /s/ JOHN M. TERRAVECCHIA
                                          John M. Terravecchia
                                          Chairman, President and
                                          Chief Executive Officer



DATE:  July 13, 1995                      /s/ ROBERT E. BENOIT
                                          Robert E. Benoit
                                          Vice President/Treasurer and
                                          Chief Financial Officer