Form 10-Q
period 1995-06-30
CORNERSTONE FINANCIAL CORP
filed 1995-08-04
CIK 716407

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended                             June 30, 1995
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

                    YES    [X]          NO    [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of latest practicable date. August 1, 1995 - 2,109,872 shares



                      CORNERSTONE FINANCIAL CORPORATION

                                    INDEX
                                                                   Page Number

Part I.  Financial Information

  Item 1.  Financial Statements
           Condensed Consolidated Statements of Condition
           June 30, 1995 and December 31, 1994                           3

           Condensed Consolidated Statements of Income
           three months ended June 30, 1995 and                          4
           June 30, 1994

           Condensed Consolidated Statements of Cash Flows
           three months ended June 30, 1995 and
           June 30, 1994                                                 5

           Notes to Condensed Consolidated Financial
           Statements                                                    6-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation                    10-14

Part II.   Other Information                                             15

  Item 1.  Legal Proceedings                                             15

  Item 2.  Changes in Securities                                         15

  Item 3.  Defaults Upon Senior Securities                               15

  Item 4.  Submission of Matters to a Vote of Security Holders           15

  Item 5.  Exhibits and Reports on Form 8-K                              15

  Item 6.  Other Information                                             16

           Exhibit 11 - Computation of Primary and Fully
                        Diluted Earnings Per Share                       17

           Signatures                                                    18



                       PART I -  FINANCIAL INFORMATION
                       Item 1. - Financial Statements
                                 (Unaudited)

                      CORNERSTONE FINANCIAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

                                                 June 30, 1995        December 31, 1994
                                                 -------------        -----------------
                                                         (Dollars in Thousands)

ASSETS

Cash and due from banks                          $  7,960             $  7,176
Interest-bearing deposits in other banks            1,506                1,051
Federal funds sold                                  4,250                3,890
Investment securities held to maturity
 (market value of $22,043 in 1995 and
 $22,655 in 1994  Note 2)                          22,169               23,666
Investment securities available for sale
 (Note 2)                                          41,767               39,765
Net loans (Note 3)                                 54,082               53,540
Premises and equipment, net                         5,793                5,940
Other real estate owned (Note 4)                    1,723                1,532
Other assets                                        5,575                6,331
                                                 --------             --------
      Total assets                               $144,825             $142,891
                                                 ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits (Note 5)                                $125,052             $123,299
Short-term borrowings                               3,500                5,000
Other borrowings                                    3,508                3,508
Other liabilities                                   1,855                2,163
                                                 --------             --------
      Total liabilities                           133,915              133,970
                                                 --------             --------

STOCKHOLDERS' EQUITY:
  Common stock, no par; authorized,
   8,000,000 shares; issued, 2,256,374
   and 2,253,519, outstanding 2,109,872
   and 2,107,017                                    1,410                1,408
  Capital surplus                                  15,452               15,449
  Retained deficit                                 (4,337)              (4,980)
                                                 --------             --------
                                                   12,525               11,877
  Treasury stock, at cost, 146,502 shares
   in 1995 and 1994                                (1,381)              (1,381)
Net unrealized gain (loss) on securities
 available for sale (Note 2)                         (234)              (1,575)
                                                 --------             --------
Total stockholders' equity                       $ 10,910             $  8,921
                                                 --------             --------
Total liabilities and stockholders' equity       $144,825             $142,891
                                                 ========             ========

The accompanying notes are an integral part of these condensed consolidated financial statements.



                      CORNERSTONE FINANCIAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                               THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                               ---------------------------   -------------------------
                                               1995         1994             1995          1994
                                               ----         ----             ----          ----
                                                             (Dollars in Thousands)

Interest income:
  Interest on loans                            $   1,340    $   1,157        $   2,615     $   2,340
  Interest on investment securities                  914          889            1,833         1,731
  Interest on federal funds sold                      42           21               79            37
                                               ---------    ---------        ---------     ---------
        Total interest income                      2,296        2,067            4,527         4,108
                                               ---------    ---------        ---------     ---------

Interest expense:
  Interest on deposits                               730          627            1,401         1,260
  Other interest                                     119           63              243           126
                                               ---------    ---------        ---------     ---------
      Total interest expense                         849          690            1,644         1,386
                                               ---------    ---------        ---------     ---------

Net interest income                                1,447        1,377            2,883         2,722
Provision for loan losses                              0          (15)               0           (30)
                                               ---------    ---------        ---------     ---------
Net interest income after provision
 for loan losses                                   1,447        1,362            2,883         2,692

Gain on security transactions, net                     0            2                0            24

Other operating income                               484          556            1,148         1,116
Income(loss) on other real estate owned               26          (41)              24          (153)
Other operating expenses                          (1,483)      (1,577)          (3,013)       (3,044)
                                               ---------    ---------        ---------     ---------

Income before income taxes                           474          302            1,042           635
Provision for income taxes                           180            0              399             0
                                               ---------    ---------        ---------     ---------
Net income                                     $     294    $     302        $     643     $     635
                                               =========    =========        =========     =========

Earnings per share:
 Net income                                    $     .13    $     .14        $     .29     $     .29
Cash dividends declared per share                      0            0                0             0
Weighted average shares outstanding            2,184,000    2,163,000        2,180,000     2,162,000


The accompanying notes are an integral part of these condensed consolidated financial statements.



                      CORNERSTONE FINANCIAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                     Three Months Ended
                                                               ------------------------------
                                                               June 30, 1995    June 30, 1994
                                                               -------------    -------------
                                                                   (Dollars in Thousands)

Cash flow from operating activities:
  Net income                                                   $   643          $   635
  Adjustments to reconcile net income to net
   cash provided by operating activities-
    Gain on security transactions, net                               -              (24)
    Depreciation and amortization                                  160              194
    Provision for loan losses                                        -               30
    Other real estate owned valuation adjustments                    -               92
    Gain on sale of loans                                           (5)             (50)
    Disbursements for mortgage loans held for sale              (1,027)          (4,953)
    Receipts from mortgage loans held for sale                   1,109            5,203
    Amortization of premiums on investment securities, net          74              126
    Increase in interest payable                                    44              (20)
    Increase (decrease) in interest receivable                     140             (239)
    Deferred compensation expense                                   87               84
    Gain on sale of other assets                                  (184)               -
    Other, net                                                    (162)             (45)
                                                               -------          -------
  Net cash provided by operating activities                        879            1,033
                                                               -------          -------

Cash flow from investing activities:
  Proceeds from sales of securities
   available for sale                                                -            7,588
  Proceeds from maturities of securities
   available for sale                                                -            6,052
  Purchases of securities available for sale                         -          (13,278)
  Purchases of securities held to maturity                        (718)         (12,012)
  Proceeds from maturities, redemptions or principal
   payments on securities held to maturity                       2,169              862
  Proceeds from sale of other real estate owned                    129              103
  Net loan principal advances                                   (1,115)             (75)
  Purchase of premises and equipment                                (3)             (23)
                                                               -------          -------
Net cash (used) provided by investing activities                   462          (10,783)
                                                               -------          -------

Cash flow from financing activities:
  Proceeds from exercise of stock options                            5                6
  Decrease in short term borrowings                             (1,500)            (460)
  Net increase (decrease) in deposits                            1,753            4,177
                                                               -------          -------
    Net cash used by financing activities                          258            3,723
                                                               -------          -------
    Net increase (decrease) cash & cash equivalents              1,599           (6,027)
                                                               -------          -------
    Cash and cash equivalents, beginning of year                12,117           14,788
                                                               -------          -------
    Cash and cash equivalents, end of quarter                  $13,716          $ 8,761
                                                               =======          =======

The accompanying notes are an integral part of these condensed consolidated financial statements.



                      CORNERSTONE FINANCIAL CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  Interim Financial Data
- -------------------------------

Interim financial data is unaudited. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain amounts in prior periods have been reclassified to conform to the current presentation.

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" which was subsequently amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" in October 1994. The Company adopted these statements effective January 1, 1995. SFAS 114 modifies the accounting for impaired loans, defined as those loans where, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, SFAS 114 requires that the allowance for loan losses related to impared loans be determined based on the present value of the expected future cash flows discounted at the loan's effective rate, or, as a practical expedient, the loan's observable market price or the fair value of the loan's underlying collateral if the loan is collateral dependent. For the most part, the Company uses an estimate of the fair value of the loan's underlying collateral to determine the allowance for loan losses related to impaired loans, as most loans to which SFAS 114 applies are collateral dependent. The Company has classified collateral dependent loans with significant shortfalls as impaired and has placed some of those impaired loans on nonaccrual status on the basis of repayment histories in which the borrowers have moved into past due status (i.e., when the loans are greater than 90 days past due) or when in management's judgement, the ultimate collectibility of principal or interest is doubtful.

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

NOTE 2.  Investment Securities
- ------------------------------

A summary of the amortized cost and market value of the securities available for sale portfolio at June 30, 1995 and December 31, 1994 is as follows:

                                             Gross         Gross
                                 Amortized   Unrealized    Unrealized   Market
June 30, 1995                    Cost        Gains         Losses       Value
- -------------                    ---------   ----------    ----------   ------
(In thousands)

U.S.Govt. & Fed. Agency Obl.     $42,289     $   50        $  (630)     $41,709
Mortgage backed securities            59          0             (1)          58
                                 -------     ------        -------      -------
  Total Securities Available
   for sale                      $42,348     $   50        $  (631)     $41,767
                                 =======     ======        =======      =======

December 31, 1994
- -----------------
(In thousands)

U.S.Govt. & Fed. Agency Obl.     $42,311     $    0        $(2,611)     $39,700
Mortgage backed securities            66          0             (1)          65
                                 -------     ------        -------      -------
  Total Securities Available
   for sale                      $42,377     $    0        $(2,612)     $39,765
                                 =======     ======        =======      =======

A summary of the amortized cost and market value of securities held to maturity at June 30, 1995 and December 31, 1994 is as follows:

                                             Gross         Gross
                                 Amortized   Unrealized    Unrealized   Market
June 30, 1995                    Cost        Gains         Losses       Value
- -------------                    ---------   ----------    ----------   ------
(In thousands)

U.S.Govt. & Fed. Agency Obl.     $ 7,858     $   30        $    (5)     $ 7,883
Collateralized Mtg. Obgl.          1,270          1            (21)       1,250
Mortgage-backed securities         4,947          0            (71)       4,876
Corporate bonds                    6,660          8            (68)       6,600
                                 -------     ------        -------      -------
   Total debt securities          20,735         39           (165)      20,609
Federal Home Loan Bank stock       1,434          0              0        1,434
                                 -------     ------        -------      -------
   Total securities held to
    maturity                     $22,169     $   39        $  (165)     $22,043
                                 =======     ======        =======      =======

December 31, 1994
- -----------------
(In thousands)

U.S.Govt. & Fed. Agency Obl.     $ 7,863     $    0        $  (193)     $ 7,670
Collateralized Mtg. Obgl.          1,604          0            (86)       1,518
Mortgage-backed securities         5,200          0           (409)       4,791
Corporate bonds                    7,697          0           (323)       7,374
                                 -------     ------        -------      -------
   Total debt securities          22,364          0         (1,011)      21,353
Federal Home Loan Bank stock       1,302          0              0        1,302
                                 -------     ------        -------      -------
   Total securities held to
    maturity                     $23,666     $    0        $(1,011)     $22,655
                                 =======     ======        =======      =======

NOTE 3.  Net Loans and Allowance for Loan Losses
- ------------------------------------------------

Net loans at June 30, 1995 and December 31, 1994 were as follows:

                                  June 30, 1995        December 31, 1994
                                  -------------        -----------------
                                          (Dollars in Thousands)

Real estate mortgage loans        $10,133              $10,082
Commercial and other loans         41,720               40,786
Consumer loans                      4,274                4,686
                                  -------              -------
    Total loans                    56,127               55,554

Less:
  Allowance for loan losses        (2,045)              (2,014)
                                  -------              -------
    Net loans                     $54,082              $53,540
                                  =======              =======

Activity related to the allowance for loan losses for the three months ended June 30, 1995 and 1994 was as follows:

Allowance for Loan Losses at:        1995                    1994
                                        (Dollars in Thousands)

Balance, January 1                   $ 2,014                 $ 2,118
Provision for loan losses                  0                      30
Recoveries of loans previously
 charged off                              43                      35
Loans charged off                        (12)                    (75)
                                     -------                 -------
Balance, March 31                    $ 2,045                 $ 2,108
                                     =======                 =======

At June 30, 1995, the recorded investment in loans that are considered impaired under SFAS No. 114 was $4,873,000. Included in this amount is $2,848,000 of impaired loans for which the related SFAS No. 114 allowance for loan losses is $806,000 and $2,025,000 of impaired loans that do not have a related SFAS No. 114 allowance for loan losses. During the second quarter and six months ended June 30, 1995, the Company recognized $108,000 and $188,000 of interest for the respective three and six month periods. The average impaired loan balances for the respective three and six month periods were $4,945,000 and $5,008,000. This amount was recognized on an accrual basis which did not vary significantly from a cash basis.

At June 30, 1994, the Company had $2,150,000 in restructured loans. For the second quarter and six months ended June 30, 1994 the aggregate amount of interest income recorded on these restructured loans was $37,000 and $75,000, respectively, and the amount of income that would have been recorded had the restructured loans been current in their original terms was approximately $45,000 and $91,000, respectively.

Note 4.  Other Real Estate
- --------------------------

Other real estate owned is net of a valuation allowance of $253,000 at June 30, 1995. An analysis of the allowance for the valuation reserve for the six month period ended June 30, 1995 is as follows:

                                          (Dollars in Thousands)

Balance, January 1, 1995                          $253
Additions to valuation reserves                      0
                                                  ----
Balance, June 30, 1995                            $253
                                                  ====

NOTE 5.  Deposits
- -----------------

Deposits at June 30, 1995 and December 31, 1994 were as follows:

                                    June 30, 1995        December 31, 1994
                                            (Dollars in Thousands)

Demand                              $  13,708            $  13,511
NOW, money market                      43,319               43,404
Passbook savings                       34,843               35,219
Certificates of Deposit of
 $100,000 or more                       2,528                2,615
Other time                             30,654               28,550
                                    ---------            ---------
      Total                         $ 125,052            $ 123,299
                                    =========            =========


Item #2 - Management Discussion and Analysis of Financial Condition and Results of Operation.

On March 23, 1995, Cornerstone entered into a merger agreement pursuant to which Cornerstone Financial Corporation will become a subsidiary of BayBanks, Inc. a Massachusetts bank holding company, and Cornerstone shareholders will receive $8.80 per share in cash. The merger is subject to regulatory approval and approval by Cornerstone's shareholders.

The following table summarizes key financial operating data for the periods indicated.

                                     Three months ended       Six months ended
                                          June 30,                 June 30,
                                     ------------------       ----------------
                                     1995        1994         1995        1994
                                     ----        ----         ----        ----
                                              (Dollars in Thousands)


Net interest income                  $ 1,447     $ 1,377      $ 2,883     $ 2,722
Provision for loan losses                  0         (15)           0         (30)
Income(loss) on other real estate         26         (41)          24        (153)
Gain on securities
 transactions, net                         0           2            0          24
Other operating income                   484         556        1,148       1,116
Other operating expenses              (1,483)     (1,577)      (3,013)     (3,044)
Provision for income taxes              (180)          0         (399)          0
                                     -------     -------      -------     -------
Net income                           $   294     $   302      $   643     $   635
                                     =======     =======      =======     =======

The Company had net income of $294,000 for the second quarter ended June 30, 1995, compared to net income of $302,000 for the second quarter 1994.

Total interest income for the second quarter ended June 30, 1995 increased by $229,000, or 11%, when compared to the second quarter of 1994. The increase was primarily due to an increase in loan interest income of $183,000, or 16%, that was primarily attributable to increased loan balances outstanding, on average, in 1995 compared to 1994 and higher interest rates earned on these loan balances.

Investment interest income increased by $25,000, or 3%, due to higher interest rates earned, and increased average investment balances outstanding.

Total interest expense for the second quarter ended June 30, 1995 increased by $159,000, or 23% from the corresponding quarter in 1994. The increase was primarily attributable to higher rates paid on interest bearing deposits as well as increased average balances of interest bearing liabilities.

Net interest income during the second quarter of 1995 increased by $70,000, or 5%, from the second quarter of 1994 due to the factors discussed previously.

Interest income on loans for the six month period ending June 30, 1995 increased by $275,000, or 12%, when compared to the corresponding six month period in 1994. Interest income on investments increased by $102,000, or 6%, for the six months ended June 30, 1995 versus the six months ended June 30, 1994. Interest income from federal funds sold for the six month period ended June 30, 1995 increased by $42,000 as compared to the corresponding period in 1994. The increases in the interest income categories above were primarily attributable to higher rates earned on interest earning assets and increased average balances outstanding on these interest earning assets.

Total interest expense for the six month period ended June 30, 1995 increased by $258,000, or 19%, when compared to the corresponding six month period in 1994. The factors contributing to the increase in total interest expense were consistent with those cited earlier for the second quarter 1995 versus 1994.

Net interest income for the six month period 1995 increased by $161,000, or 6%, from the corresponding period in 1994 due to the factors discussed previously.

For the first and second quarters of 1995 the provision for loan losses was $0 as compared to a provision for $15,000 and $30,000 in the respective first and second quarters of 1994. Management continues to monitor and review its loan portfolio and the adequacy of loan loss reserves. In the first six months of 1995 the loan charge-offs of $12,000 were offset by recoveries of loans of $43,000 to show a net increase in the reserve for loan losses of $31,000 from year end 1994.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:
                                                  Six months ended
                                                      June 30,
                                               ----------------------
                                               1995              1994
                                               ----              ----
                                               (Dollars in thousands)

Balance at beginning of period                 $2,014            $2,118
Provision for loan losses                           0                30
Recoveries of loans previously charged off         43                35
Loans charged off                                 (12)              (75)
                                               ------            ------
Balance at end of period                       $2,045            $2,108
                                               ======            ======

Allowance as a percent of period end loans       4.00%             3.82%
                                               ======            ======
Allowance as a percent of nonaccrual
 loans                                         207.00%           691.00%
                                               ======            ======

The allowance for loan losses of $2,045,000, or 207% of nonaccrual loans and 4.0% of outstanding loans at June 30, 1995 was at a level considered necessary by management to reflect the level of risk in the loan portfolio.

The following table summarizes nonperforming assets at the dates indicated.

                                               June 30,        December 31,
                                               1995            1994
                                               (Dollars in thousands)

Loans accounted for on a nonaccrual basis:
  Real estate                                  $     0         $     0
  Commercial, financial, and other                 987           1,088
  Consumer loans to individuals                      0               1
                                               -------         -------
      Total nonaccrual loans                       987           1,089
                                               -------         -------
  Other real estate                              1,723           1,532
                                               -------         -------
      Total nonperforming assets               $ 2,710         $ 2,621
                                               =======         =======

The effect of nonperforming loans caused interest income to be reduced by $0 and $0, respectively, for the three and six months ended June 30, 1995 as compared to $10,000 and $21,000, respectively for the comparable periods ending June 30, 1994, from that which would have been recorded had such loans remained current in accordance with their original terms. There were no loans more than 90 days past due. At June 30, 1995, the recorded investment in loans that are considered impaired under SFAS No. 114 was $4,873,000 which includes $987,000 of loans accounted for on a nonaccrual basis and was a single borrower. At December 31, 1994, the Company had $2,481,000 of troubled debt restructurings involving a modification of terms. In accordance with FAS 114, for the second quarter of 1995, these same loans were evaluated for impairment based on their modified terms and, as a result, their current balances were included in the balance of impaired loans at June 30, 1995.

The second quarter of 1995 showed gains on other real estate owned of $26,000 and $24,000 for the six months ended June 30, 1995. The losses on other real estate of $38,000 were offset by income on other real estate of $62,000 for the 1995 six month period. Losses on other real estate owned were $41,000 and $153,000, respectively, for the respective three and six months ended and June 30, 1994.

Net gains on sales of investment securities were $0 and $2,000, respectively, for the second quarters of 1995 and 1994 and $0 and $24,000, respectively, for the six months period ending June 30, 1995 and 1994. In the second quarter of 1994 total gains were $2,000 while total losses were $0. For the six month period in 1994 gains on the sale of securities was $57,000 and losses on securities sales was $33,000. At June 30, 1995 the Company's available for sale investment portfolio had a net unrealized loss of $581,000 ($234,000, net of tax) and the held to maturity investment portfolio had a net unrealized loss of $126,000.

Other operating income decreased by $72,000, or 13% in the second quarter 1995 versus the second quarter of 1994. The primary reason for the decrease was reduced deposit fees of $29,000, mortgage servicing income of $25,000, and several other fee income accounts totaling $18,000, when comparing 1995 versus 1994.

Other operating income increased by $32,000, or 3% in the first six months of 1995 versus the first six months of 1994. The primary reason for the increase was a gain from the sale of the assets in an employee trust of $184,000 offset by reduced deposit fees of $69,000 and reduced gains on loan sales of $45,000. The assets in the employee trust were primarily equity securities which were sold to take advantage of existing stock prices which management believed were not sustainable and the sales proceeds were invested in U.S. Treasury securities to eliminate the risk associated with investing in the stock market at its current levels.

Other operating expenses decreased by $94,000, or 6%, in the second quarter of 1995 versus the second quarter of 1994. The primary reason for the decrease was reduced salaries and benefits of $92,000, reduced occupancy expenses of $32,000, offset in part by increased in several other expenses totaling $30,000. Expenses for the previously mentioned merger of $110,000 are included in the second quarter.

Other operating expenses decreased by $31,000, or 1% in the first six months of 1995 versus the first six months of 1994. The primary reason for the decrease was increased office supplies and printing expenses of $53,000 offset in part by decreased salaries and benefits of $74,000, and several other expenses totaling $10,000. Expenses for the previously mentioned merger of $217,000 are included in the six month expenses.

The Company recorded tax provisions of $180,000 and $399,000, respectively, in the three and six month period of 1995 while recording no tax provisions in the comparable periods of 1994 primarily due to the realization of deferred tax assets.

As a result of the factors discussed above, the Company reported net income of $294,000 and $643,000 for the three month and six month periods ended June 30, 1995 as compared to net income of $302,000 and $635,000 for the corresponding periods in 1994.

EARNINGS PER SHARE
- ------------------

Net income per share was $.13 and $.29 for the respective three and six months ended June 30, 1995 and $.14 and $.29 for the corresponding periods in 1994.

FINANCIAL CONDITION AND CAPITAL RESERVES
- ----------------------------------------

Total assets at June 30, 1995 increased by $1,934,000, or 1% from December 1994. The total investment portfolio increased by $505,000, or 1% while net loans increased by $542,000, or 1% at June 30, 1995 as compared to year end 1994.

Stockholders' equity at June 30, 1995 was $10,910,000, an increase of $1,989,000 from December 31, 1994. The increase was a result of the decrease in the unrealized loss on securities available for sale of $1,341,000 (net of tax) and by net income of $643,000. The decrease in the unrealized loss on securities available for sale included in equity is due to the declining interest rate environment during the six month period.

The Company and its banking subsidiary, Cornerstone Bank, are each required by regulation to maintain certain minimum capital ratios. The following table summarizes the Company's and the Bank's capital ratios and amounts at June 30, 1995.

                 Capital Ratios                 Capital Amounts (in 000's)
                 ----------------------------   -----------------------------
                    Risk Based       Leverage      Risk Based        Leverage
                 ----------------    --------   -----------------    --------
                 Tier I    Tier 2    Tier 1     Tier 1     Tier 2    Tier 1
                 ------    ------    ------     ------     ------    ------

The Company
  Balance        15.71%    16.98%    7.70%      $10,997    $11,890   $10,997
  Requirement     4.00%     8.00%    4.00%        2,801      2,601     5,712

The Bank
  Balance        19.59%    20.87%    9.65%       13,693     14,584    13,693
  Requirement     4.00%     8.00%    4.00%        2,796      5,591     5,673

The above capital ratios table does not include the net unrealized loss on securities available for sale of $581,000.

LIQUIDITY
- ---------

The primary source of liquidity consists of debt securities, federal funds sold and short term investments. At June 30, 1995, approximately
$29,835,000, or 46.7%, of the investment portfolio matures or reprices in two years or less. In addition, amortizing installment and mortgage loans, along with short term or direct reduction commercial loans, provide additional sources of funds for liquidity purposes.

Furthermore, management has designated $41,767,000 of investment securities as available for sale. These investments are accordingly carried at market value. At June 30, 1995, market value was below the cost of these investments by $581,000.



                         Part II - Other Information


Item 1.  - Legal proceedings - Not applicable

Item 2.  - Changes in securities - Not applicable

Item 3.  - Defaults upon senior securities - Not applicable

Item 4.  - Submission of matters to vote of security holders: - Not applicable

Item 5.  - Other information  - Not applicable

Item 6.  - Exhibits and reports on form 8-K
    (a) Exhibit 27 - Financial data schedule (submitted only in electronic format to the Securities and Exchange Commission)
    (b) No reports on Form 8-K were filed during the quarter ended June 30, 1995.



                      CORNERSTONE FINANCIAL CORPORATION

       AVERAGE BALANCE, INTEREST INCOME AND EXPENSE AND EFFECTIVE RATES
                                 (Unaudited)

                                   Six Months Ended June 30,
                                   1995                                1994
                                                Interest     Avg.                   Interest     Avg.
                                   Average      Income/      Yield/    Average      Income/      Yield/
                                   Balance(1)   Expense(2)   Rate(2)   Balance(1)   Expense(2)   Rate(2)
                                   (Dollars in Thousands)
Earning Assets:
  Taxable investment securities    $ 66,035     $ 1,833      5.6%      $ 64,559     $ 1,731      5.4%
  Loans(2)(3)                        56,846       2,623      9.2%        55,232       2,349      8.5%
  Federal funds sold                  2,546          79      6.2%         2,266          37      3.3%
      Total                        $125,427     $ 4,535      7.2%      $122,057     $ 4,117      6.7%

Interest paying liabilities:
  Savings deposits                 $ 35,537     $   367      2.1%      $ 35,638     $   350        2.0%
  NOW and money market deposits      40,702         335      1.6%        41,640         283        1.4%
  Time deposits                      31,674         699      4.4%        33,647         627        3.7%
  Other borrowed funds                7,315         243      6.6%         3,619         126        7.0%
      Total                        $115,228     $ 1,644      2.9%      $114,544     $ 1,386        2.4%

Net interest income                             $ 2,891                             $ 2,731

Net interest margin                                          4.3%                                4.3%

Net yield on earning assets                                  4.6%                                4.5%

(1)   Based on daily averages
(2)   On a fully taxable equivalent basis
      (34% tax rate in 1995 and 1994)
(3)   Average balance includes non-accrual loans.


                      CORNERSTONE FINANCIAL CORPORATION

          COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
                  (in thousands, except per share amounts)
                                 (Unaudited)


                                       Three Months Ended     Six Months Ended
                                       June 30                June 30,
                                       1995        1994       1995       1994

Primary earnings per share:
  Net income                           $   294     $   302    $   643    $   635
                                       =======     =======    =======    =======

Common and common equivalent shares:
  Weighted average number of
   common shares outstanding             2,109       2,107      2,108      2,106

Add: Share arising from
 assumed exercise of stock
 options (as determined
 under the Treasury Stock
 Method)                                    75          56         72         56
                                       -------     -------    -------    -------
  Weighted average of common
   and equivalent shares
   outstanding                           2,184       2,163      2,180      2,162
                                       =======     =======    =======    =======

Primary earnings per share:
  Net income                           $   .13     $   .14    $   .29    $   .29
                                       =======     =======    =======    =======

Fully diluted earnings per share:
  Net income                           $   335     $   302    $   725    $   635
                                       =======     =======    =======    =======

Common shares-assuming full
 dilution: (1)
  Weighted average of common
   shares outstanding                    2,109       2,107      2,108      2,106
Add:  Shares arising from
 assumed exercise of stock
 options (as determined under
 the Treasury Stock Method)                305          56        306         56
                                       -------     -------    -------    -------

  Weighted average of common
   and equivalent shares                 2,414       2,163      2,414      2,162
                                       =======     =======    =======    =======

Fully diluted earnings per share:
  Net income                           $   .14     $   .14    $   .29    $   .29
                                       =======     =======    =======    =======


Note (1):  Shares applicable to convertible subordinated debentures were anti-dilutive during respective periods.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CORNERSTONE FINANCIAL CORPORATION
                                                 (Registrant)





DATE:  August 4, 1995                  /s/ JOHN M. TERRAVECCHIA
                                       John M. Terravecchia
                                       Chairman, President and
                                       Chief Executive Officer





DATE:  August 4, 1995                  /s/ ROBERT E. BENOIT
                                       Robert E. Benoit
                                       Vice President/Treasurer and
                                       Chief Financial Officer