Form 10-Q
period 1995-09-30
CORNERSTONE FINANCIAL CORP
filed 1995-11-06
CIK 716407

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended                      September 30, 1995
         Commission File Number                 01-14346


                      CORNERSTONE FINANCIAL CORPORATION
            Exact name of registrant as specified in its charter


            NEW HAMPSHIRE                             02-0368172
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization               Identification No.)


                15 EAST BROADWAY, DERRY, NEW HAMPSHIRE  03038
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

                       YES   [X]         NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of latest practicable date. November 1, 1995 - 2,109,872 shares


                      CORNERSTONE FINANCIAL CORPORATION

                                    INDEX

                                                                   Page Number

Part I.  Financial Information

  Item 1.  Financial Statements
           Condensed Consolidated Statements of Condition
           September 30, 1995 and December 31, 1994                3

           Condensed Consolidated Statements of Income
           three and nine months ended September 30, 1995 and      4
           September 30, 1994

           Condensed Consolidated Statements of Cash Flows
           nine months ended September 30, 1995 and
           September 30, 1994                                      5

           Notes to Condensed Consolidated Financial
           Statements                                              6-9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operation            10-14

Part II.   Other Information                                       15

  Item 1.  Legal Proceedings                                       15

  Item 2.  Changes in Securities                                   15

  Item 3.  Defaults Upon Senior Securities                         15

  Item 4.  Submission of Matters to a Vote of Security Holders     15

  Item 5.  Other Information                                       16

  Item 6.  Exhibits and Reports on Form 8-K                        16

           Other information - Yield Analysis                      17

           Exhibit 11 - Computation of Primary and Fully           18
                        Diluted Earnings Per Share

           Signatures                                              19


                       PART I - FINANCIAL INFORMATION
                       Item 1. - Financial Statements
                                 (Unaudited)

CORNERSTONE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

                                                   September 30, 1995     December 31, 1994
                                                   ------------------     -----------------
                                                            (Dollars in Thousands)

ASSETS

Cash and due from banks                            $  6,700               $  7,176
Interest-bearing deposits in other banks              1,542                  1,051
Federal funds sold                                    8,610                  3,890
Investment securities held to maturity
 (market value of $18,543 in 1995 and
 $22,655 in 1994  Note 2)                            18,680                 23,666
  Investment securities available for sale
 (Note 2)                                            39,757                 39,765
Net loans (Note 3)                                   53,341                 53,540
Premises and equipment, net                           5,599                  5,940
Other real estate owned (Note 4)                      1,618                  1,532
Other assets                                          5,376                  6,331
                                                   --------               --------
      Total assets                                 $141,223               $142,891
                                                   ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits (Note 5)                                  $124,501               $123,299
Short-term borrowings                                     0                  5,000
Other borrowings                                      3,508                  3,508
Other liabilities                                     2,168                  2,163
                                                   --------               --------
      Total liabilities                             130,177                133,970
                                                   --------               --------

STOCKHOLDERS' EQUITY:
  Common stock, no par; authorized,
   8,000,000 shares; issued, 2,256,374
   and 2,253,519, outstanding 2,109,872
   and 2,107,017                                      1,410                  1,408
  Capital surplus                                    15,452                 15,449
  Retained deficit                                   (4,245)                (4,980)
                                                   --------               --------
                                                     12,617                 11,877
  Treasury stock, at cost, 146,502 shares
   in 1995 and 1994                                  (1,381)                (1,381)
Net unrealized (loss) on securities
 available for sale (Note 2)(net of tax)               (190)                (1,575)
                                                   --------               --------
Total stockholders' equity                         $ 11,046               $  8,921
                                                   --------               --------
Total liabilities and stockholders' equity         $141,223               $142,891
                                                   ========               ========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                      CORNERSTONE FINANCIAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                             THREE MONTHS ENDED SEPT 30,    NINE MONTHS ENDED SEPT 30,
                                             ---------------------------    --------------------------
                                                1995          1994             1995         1994
                                             ---------     ---------        ---------    ---------
                                                              (Dollars in Thousands)

Interest income:
  Interest on loans                          $   1,354     $   1,161        $   3,969    $   3,501
  Interest on investment securities                851           935            2,684        2,666
  Interest on federal funds sold                    92             5              171           42
                                             ---------     ---------        ---------    ---------
      Total interest income                      2,297         2,101            6,824        6,209
                                             ---------     ---------        ---------    ---------

Interest expense:
  Interest on deposits                             787           639            2,188        1,899
  Other interest                                    81            62              324          188
                                             ---------     ---------        ---------    ---------
      Total interest expense                       868           701            2,512        2,087
                                             ---------     ---------        ---------    ---------

Net interest income                              1,429         1,400            4,312        4,122
Provision for loan losses                            0           (15)               0          (45)
                                             ---------     ---------        ---------    ---------
Net interest income after provision
 for loan losses                                 1,429         1,385            4,312        4,077

Gain on security transactions, net                   0            22                0           46

Other operating income                             464           508            1,611        1,624
Loss on other real estate owned                    (71)           (7)             (46)        (160)
Other operating expenses                        (1,508)       (1,459)          (4,521)      (4,503)
                                             ---------     ---------        ---------    ---------

Income before income taxes                         314           449            1,356        1,084
Provision for income taxes                         222             0              621            0
                                             ---------     ---------        ---------    ---------
Net income                                   $      92     $     449        $     735    $   1,084
                                             =========     =========        =========    =========

Earnings per share:
  Net income                                 $     .04     $     .21        $     .34    $     .50
Cash dividends declared per share                    0             0                0            0
Weighted average shares outstanding          2,185,000     2,171,000        2,182,000    2,166,000


The accompanying notes are an integral part of these condensed consolidated financial statements.


                      CORNERSTONE FINANCIAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                     Three Months Ended
                                                              -------------------------------
                                                              Sept. 30, 1995    Sept. 30,1994
                                                              --------------    -------------
                                                                   (Dollars in Thousands)

Cash flow from operating activities:
  Net income                                                  $   735           $ 1,084
  Adjustments to reconcile net income to net
   cash provided by operating activities-
    Gain on security transactions, net                              -               (46)
    Depreciation and amortization                                 261               275
    Provision for loan losses                                       -                45
    Other real estate owned valuation adjustments                   -                92
    Gain on sale of loans                                         (15)              (56)
    Disbursements for mortgage loans held for sale             (1,814)           (6,080)
    Receipts from mortgage loans held for sale                  2,050             5,330
    Amortization of premiums on investment securities, net        115               174
    Increase (decrease) in interest payable                        95               (42)
    (Increase) decrease in interest receivable                    222              (199)
    Deferred compensation expense                                 131               126
    Gain on sale of other assets                                 (184)                -
    Other, net                                                    259               (43)
                                                              -------           -------
  Net cash provided by operating activities                     1,855               660
                                                              -------           -------

Cash flow from investing activities:
  Proceeds from sales of securities
   available for sale                                               -             9,627
  Proceeds from maturities and paydowns of securities
   available for sale                                           2,073             6,131
  Purchases of securities available for sale                        -           (13,278)
  Purchases of securities held to maturity                       (718)          (14,393)
  Proceeds from maturities, redemptions or principal
   payments on securities held to maturity                      5,622             1,804
  Proceeds from sale of other real estate owned                   200               526
  Net loan principal advances                                    (467)              (99)
  Purchase of premises and equipment                              (37)              (48)
                                                              -------           -------
Net cash (used) provided by investing activities                6,673            (9,730)
                                                              -------           -------

Cash flow from financing activities:
  Proceeds from exercise of stock options                           5                 6
  Increase (decrease) in short term borrowings                 (5,000)               53
  Net increase in deposits                                      1,202             2,498
                                                              -------           -------
    Net cash provided (used) by financing activities           (3,793)            2,557
                                                              -------           -------
    Net increase (decrease) cash & cash equivalents             4,735            (6,513)
                                                              -------           -------
    Cash and cash equivalents, beginning of year               12,117            14,788
                                                              -------           -------
    Cash and cash equivalents, end of quarter                 $16,852           $ 8,275
                                                              =======           =======

The accompanying notes are an integral part of these condensed consolidated financial statements.


                      CORNERSTONE FINANCIAL CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Interim Financial Data
-------------------------------

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


NOTE 2.  Investment Securities
------------------------------

A summary of the amortized cost and market value of the securities available for sale portfolio at September 30, 1995 and December 31, 1994 is as follows:

                                             Gross         Gross
                                 Amortized   Unrealized    Unrealized   Market
September 30, 1995               Cost        Gains         Losses       Value
------------------               ---------   ----------    ----------   ------
(In thousands)

U.S.Govt. & Fed. Agency Obl.     $40,224     $   40        $  (552)     $39,712
Mortgage backed securities            47          0             (2)          45
                                 -------     ------        -------      -------
 Total Securities Available
  for sale                       $40,271     $   40        $  (554)     $39,757
                                 =======     ======        =======      =======

December 31, 1994
-----------------
(In thousands)

U.S.Govt. & Fed. Agency Obl.     $42,311     $    0        $(2,611)     $39,700
Mortgage backed securities            66          0             (1)          65
                                 -------     ------        -------      -------
 Total Securities Available
  for sale                       $42,377     $    0        $(2,612)     $39,765
                                 =======     ======        =======      =======

A summary of the amortized cost and market value of securities held to maturity at September 30, 1995 and December 31, 1994 is as follows:

                                             Gross         Gross
                                 Amortized   Unrealized    Unrealized   Market
September 30, 1995               Cost        Gains         Losses       Value
------------------               ---------   ----------    ----------   ------
(In thousands)

U.S.Govt. & Fed. Agency Obl.     $ 5,855     $   25        $   (14)     $ 5,866
Collateralized Mtg. Obgl.          1,051          0            (40)       1,011
Mortgage-backed securities         4,752          2            (61)       4,693
Corporate bonds                    5,588          4            (53)       5,539
                                 -------     ------        -------      -------
  Total debt securities           17,246         31           (168)      17,109
Federal Home Loan Bank stock       1,434          0              0        1,434
                                 -------     ------        -------      -------
  Total securities held to
   maturity                      $18,680     $   31        $  (168)     $18,543
                                 =======     ======        =======      =======

December 31, 1994
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
                                 =======     ======        =======      =======

NOTE 3.  Net Loans and Allowance for Loan Losses
------------------------------------------------

Net loans at September 30, 1995 and December 31, 1994 were as follows:

                                  September 30, 1995    December 31, 1994
                                  ------------------    -----------------
                                          (Dollars in Thousands)

Real estate mortgage loans        $ 9,846               $10,082
Commercial and other loans         41,355                40,786
Consumer loans                      4,191                 4,686
                                  -------               -------
 Total loans                       55,392                55,554

Less:
 Allowance for loan losses         (2,051)               (2,014)
                                  -------               -------
  Net loans                       $53,341               $53,540
                                  =======               =======

Activity related to the allowance for loan losses for the nine months ended September 30, 1995 and 1994 was as follows:

Allowance for Loan Losses at:                  1995              1994
-----------------------------                  ----              ----
                                               (Dollars in Thousands)

Balance, January 1                             $ 2,014           $ 2,118
Provision for loan losses                            0                45
Recoveries of loans previously charged off          61                59
Loans charged off                                  (24)              (97)
                                               -------           -------
Balance, September 30                          $ 2,051           $ 2,125
                                               =======           =======

At September 30, 1995, the recorded investment in loans that are considered impaired under SFAS No. 114 was $4,811,000. Included in this amount is $2,795,000 of impaired loans for which the related SFAS No. 114 allowance for loan losses is $773,000 and $2,016,000 of impaired loans that do not have a related SFAS No. 114 allowance for loan losses. During the third quarter and nine months ended September 30, 1995, on loans that are considered impaired under SFAS 114, the Company recognized $95,000 and $283,000 of interest income for the respective three and nine month periods.
 This amount was recognized on an accrual basis which did not vary significantly from a cash basis. The average impaired loan balances for the respective three and nine month periods were $4,842,000 and $4,977,000.

At September 30, 1994, the Company had $2,143,000 in restructured loans.
For the third quarter and nine months ended September 30, 1994 the aggregate amount of interest income recorded on these restructured loans was $37,000 and $112,000, respectively, and the amount of income that would have been recorded had the restructured loans been current in their original terms was approximately $45,000 and $136,000, respectively.

Note 4.  Other Real Estate
--------------------------

Other real estate owned is net of a valuation allowance of $253,000 at September 30, 1995. An analysis of the allowance for the valuation reserve for the nine month period ended September 30, 1995 is as follows:

                                          (Dollars in Thousands)

Balance, January 1, 1995                          $253
Additions to valuation reserves                      0
                                                  ----
Balance, September 30, 1995                       $253
                                                  ====

NOTE 5.  Deposits
-----------------

Deposits at September 30, 1995 and December 31, 1994 were as follows:

                                                September 30, 1995     December 31, 1994
                                                ------------------     -----------------
                                                        (Dollars in Thousands)

Demand                                          $ 14,590               $ 13,511
NOW, money market                                 39,996                 43,404
Passbook savings                                  34,652                 35,219
Certificates of Deposit of $100,000 or more        2,795                  2,615
Other time                                        32,468                 28,550
                                                --------               --------
  Total                                         $124,501               $123,299
                                                ========               ========

Item #2 - Management Discussion and Analysis of Financial Condition and Results of Operation.

On March 23, 1995, Cornerstone entered into a merger agreement pursuant to which Cornerstone Financial Corporation will become a subsidiary of BayBanks, Inc. a Massachusetts bank holding company, and Cornerstone shareholders will receive $8.80 per share in cash. The merger is subject to regulatory approval. On August 22, 1995, the merger was approved by Cornerstone shareholders.

The following table summarizes key financial operating data for the periods indicated.

                                     Three months ended    Nine months ended
                                     September 30,         September 30,
                                     ------------------    -----------------
                                      1995       1994       1995       1994
                                     ------     ------     ------     ------
                                             (Dollars in Thousands)

Net interest income                  $ 1,429    $ 1,400    $ 4,312    $ 4,122
Provision for loan losses                  0        (15)         0        (45)
Income(loss) on other real estate        (71)        (7)       (46)      (160)
Gain on securities
 transactions, net                         0         22          0         46
Other operating income                   464        508      1,611      1,624
Other operating expenses              (1,508)    (1,459)    (4,521)    (4,503)
Provision for income taxes              (222)         0       (621)         0
                                     -------    -------    -------    -------
Net income                           $    92    $   449    $   735    $ 1,084
                                     =======    =======    =======    =======

The Company had net income of $92,000 for the third quarter ended
September 30, 1995, compared to net income of $449,000 for the third quarter 1994.

Total interest income for the third quarter ended September 30, 1995 increased by $196,000, or 9.3%, when compared to the third quarter of 1994. The increase was primarily due to an increase in loan interest income of $193,000, or 16.6%, that was primarily attributable to increased loan balances outstanding, on average, in 1995 compared to 1994 and higher interest rates earned on these loan balances.

Investment interest income decreased by $84,000, or 8.9%, due to decreased average investment balances outstanding offset somewhat by higher interest rates earned on these balances.

Interest income from federal funds sold increased by $87,000 in the third quarter 1995 versus the third quarter 1994. The higher federal funds balances were due to maturing investments remaining in federal funds to earn interest rates higher than two year Treasury securities.

Total interest expense for the third quarter ended September 30, 1995 increased by $167,000, or 23.8% from the corresponding quarter in 1994. The increase was primarily attributable to higher rates paid on interest bearing deposits as well as increased average balances of interest bearing liabilities.

Net interest income during the third quarter of 1995 increased by $29,000, or 2.1%, from the third quarter of 1994 due to the factors discussed previously.

Interest income on loans for the nine month period ending September 30, 1995 increased by $468,000, or 13.4%, when compared to the corresponding nine month period in 1994. Interest income on investments increased by $18,000, or 0.7%, for the nine months ended September 30, 1995 versus the nine months ended September 30, 1994. Interest income from federal funds sold for the nine month period ended September 30, 1995 increased by $129,000 as compared to the corresponding period in 1994. The increases in the interest income categories above were primarily attributable to higher rates earned on interest earning assets and increased average balances outstanding on these interest earning assets.

Total interest expense for the nine month period ended September 30, 1995 increased by $425,000, or 20.4%, when compared to the corresponding nine month period in 1994. The factors contributing to the increase in total interest expense were consistent with those cited earlier for the third quarter 1995 versus 1994.

Net interest income for the nine month period 1995 increased by $190,000, or 4.6%, from the corresponding period in 1994 due to the factors discussed previously.

For the three quarters of 1995 the provision for loan losses was $0 as compared to a provision for $15,000 and $45,000 in the respective third quarter and nine month period of 1994. Management continues to monitor and review its loan portfolio and the adequacy of loan loss reserves. In the first nine months of 1995 the loan charge-offs of $24,000 were offset by recoveries of loans of $61,000 resulting in a net increase in the reserve for loan losses of $37,000 from year end 1994.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

                                                    Nine months ended
                                                      September 30,
                                                  ---------------------
                                                   1995            1994
                                                  ------          ------
                                                  (Dollars in thousands)

Balance at beginning of period                    $2,014          $2,118
Provision for loan losses                              0              45
Recoveries of loans previously charged off            61              59
Loans charged off                                    (24)            (97)
                                                  ------          ------
Balance at end of period                          $2,051          $2,125
                                                  ======          ======

Allowance as a percent of period end loans          3.70%           3.78%
                                                  ======          ======

Allowance as a percent of nonaccrual loans        214.50%         153.32%
                                                  ======          ======

The allowance for loan losses of $2,051,000, or 215% of nonaccrual loans and 3.7% of outstanding loans at September 30, 1995 was at a level considered necessary by management to reflect the level of risk in the loan portfolio.

The following table summarizes nonperforming assets at the dates indicated.

                                                 September 30,    December 31,
                                                     1995             1994
                                                 -------------    ------------
                                                     (Dollars in thousands)

Loans accounted for on a nonaccrual basis:
  Real estate                                    $     0          $     0
  Commercial, financial, and other                   956            1,088
  Consumer loans to individuals                        0                1
                                                 -------          -------
      Total nonaccrual loans                         956            1,089
                                                 -------          -------
  Other real estate                                1,618            1,532
                                                 -------          -------
      Total nonperforming assets                 $ 2,574          $ 2,621
                                                 =======          =======

Nonperforming loans did not cause any reduction in interest income for the three and nine months ended September 30, 1995 as compared to $29,000 and $50,000, respectively for the comparable periods ending September 30, 1994, from that which would have been recorded had such loans remained current in accordance with their original terms. There were no loans more than 90 days past due. At September 30, 1995, the recorded investment in loans that are considered impaired under SFAS No. 114 was $4,811,000 which includes
$956,000 of loans accounted for on a nonaccrual basis to a single borrower.
 At December 31, 1994, the Company had $2,481,000 of troubled debt restructurings involving a modification of terms. In accordance with FAS
114, for the third quarter of 1995, these same loans were evaluated for impairment based on their modified terms and, as a result, their current balances were included in the balance of impaired loans at September 30, 1995.

During the third quarter of 1995 losses on other real estate owned were $71,000. For the nine months ended September 30, 1995 losses on OREO were $46,000. Losses on other real estate owned were $7,000 and $160,000, respectively, for the three and nine months ended and September 30, 1994.

Net gains on sales of investment securities were $0 and $22,000, respectively, for the third quarters of 1995 and 1994 and $0 and $46,000, respectively, for the nine month period ending September 30, 1995 and 1994. In the third quarter of 1994 total gains were $22,000 while total losses were $0. For the nine month period in 1994 gains on the sale of securities were $79,000 and losses on securities sales were $33,000. At September 30, 1995 the Company's available for sale investment portfolio had a net unrealized loss of $514,000 ($190,000, net of tax) and the held to maturity investment portfolio had a net unrealized loss of $137,000.

Other operating income decreased by $44,000, or 8.7% in the third quarter 1995 versus the third quarter of 1994. The primary reason for the decrease were reduced deposit fees of $23,000, reduced lease financing income of $12,000, and reductions in other fee income accounts totaling $9,000.

Other operating income decreased by $13,000, or 0.8% in the first nine months of 1995 versus the first nine months of 1994. The primary reason for the decrease was a gain from the sale of the assets in an employee trust of $184,000 offset by reduced deposit fees of $92,000 and reduced gains on loan sales of $40,000, reduced mortgage servicing income of $22,000, and lease financing income of $18,000. The assets in the employee trust were primarily equity securities which were sold to take advantage of existing stock prices, and the sales proceeds were invested in U.S. Treasury securities to eliminate the risk associated with investing in the stock market.

Other operating expenses increased by $49,000, or 3.4%, in the third quarter of 1995 versus the third quarter of 1994. Merger expenses were $226,000 in the 1995 third quarter. These nonrecurring expenses were offset in part by reduced salaries and benefits of $34,000, and reduced FDIC insurance of $138,000 due to a change in the FDIC assessment rates on banks.

Other operating expenses increased by $18,000, or 0.3% in the first nine months of 1995 versus the first nine months of 1994. The nonrecurring merger expenses of $443,000 were offset in part by reduced salaries and benefits of $100,000, reduced FDIC insurance of $87,000, reduced professional fees of $77,000, reduced occupancy expenses of $121,000, and several other reduced expenses totaling $40,000.

The Company recorded tax provisions of $222,000 and $621,000, respectively, in the three and nine month periods ending September 30, 1995 while recording no tax provisions in the comparable periods of 1994 primarily due to the realization of deferred tax assets.

As a result of the factors discussed above, the Company reported net income of $92,000 and $735,000 for the three month and nine month periods ended September 30, 1995 as compared to net income of $449,000 and $1,084,000 for the corresponding periods in 1994.

EARNINGS PER SHARE
------------------

Net income per share was $.04 and $.34 for the respective three and nine months ended September 30, 1995 and $.21 and $.50 for the corresponding periods in 1994.

FINANCIAL CONDITION AND CAPITAL RESERVES
----------------------------------------

Total assets at September 30, 1995 decreased by $1,668,000, or 1.2% from December 1994. The total investment securities decreased by $4,994,000, or 7.9% while net loans decreased by $199,000, or 0.4% at September 30, 1995 as compared to year end 1994.

Stockholders' equity at September 30, 1995 was $11,046,000, an increase of $2,125,000 from December 31, 1994. The increase was a result of the decrease in the unrealized loss on securities available for sale of $1,385,000 (net of tax) and by net income of $735,000. The decrease in the unrealized loss on securities available for sale included in equity is due to the declining interest rate environment during the nine month period.

The Company and its banking subsidiary, Cornerstone Bank (the "Bank"), are each required by regulation to maintain certain minimum capital ratios. The following table summarizes the Company's and the Bank's capital ratios and amounts at September 30, 1995.

                          Capital Ratios            Capital Amounts (in 000's)
                   ----------------------------    ----------------------------
                   Risk Based          Leverage    Risk Based          Leverage
                   ----------------    --------    ----------------    --------
                   Tier I    Tier 2     Tier 1     Tier 1    Tier 2     Tier 1
                   ------    ------    --------    ------    ------    --------

The Company
  Balance          16.49%    17.76%     7.79%      $11,094   $11,952   $11,094
  Requirement       4.00%     8.00%     4.00%        2,692     5,383     5,676

The Bank
  Balance          20.47%    21.74%     9.72%       13,754    14,611    13,754
  Requirement       4.00%     8.00%     4.00%        2,688     4,576     5,658

The above capital ratios table does not include the net unrealized loss on securities available for sale of $514,000.

LIQUIDITY
---------

The primary source of liquidity consists of debt securities, federal funds sold and short term investments. At September 30, 1995, approximately $28,758,000, or 49.2%, of the investment portfolio matures or reprices in two years or less. In addition, amortizing installment and mortgage loans, along with short term or direct reduction commercial loans, provide additional sources of funds for liquidity purposes.

Furthermore, management has designated $39,757,000 of investment securities as available for sale. These investments are accordingly carried at market value. At September 30, 1995, market value was below the cost of these investments by $514,000.


                         Part II - Other Information


Item 1.  - Legal proceedings - Not applicable
---------------------------------------------

Item 2.  - Changes in securities - Not applicable
-------------------------------------------------

Item 3.  - Defaults upon senior securities - Not applicable
-----------------------------------------------------------

Item 4.  - Submission of matters to vote of security holders:
-------------------------------------------------------------

      The annual meeting of stockholders of Cornerstone Financial Corporation was held at 9:00 AM, Tuesday, August 22, 1995 at the Manchester country Club, South River Road, Bedford, New Hampshire.
      The number of shares issued, outstanding, and eligible to vote as of the record date, July 11, 1995 was 2,109,872. A quorum was present at the meeting with 1,969,584 shares, or 93.3 percent, were present or represented by proxy.

      1. Approval of the Agreement and Plan of Merger, dated as of March 23, 1995, among the Company, BayBanks, Inc., a Massachusetts corporation, and BayBanks, Inc., a New Hampshire corporation, a wholly owned subsidiary of BayBanks, pursuant to which BayBanks New Hampshire will merge with and into the Company and each of the common stock of the Company outstanding immediately prior to consummation of the merger, other than shares held by any stockholder who demands and receives payment of the fair value of his shares pursuant to the applicable provisions of the New Hampshire Business Corporation Act and certain shares held by BayBanks, will be converted into and represent the right to receive $8.80, as described in the Proxy Statement and the Acquisition Agreement:

                                              Number of Shares
                                              ----------------
            For                               1,772,635 (84.02%)
            Against                              35,948
            Abstain                               5,982

      2.    Election of Directors to serve three year terms:

                                              Number of Shares
                                              ----------------

            Robert E. Benoit                     1,897,837
            Edward D. Bureau                     1,904,820
            John J. Zito                         1,902,537

            Election of Director to serve two year term:

            Horace A. Holaday, Jr.               1,889,203

      3. To ratify the appointment of Price Waterhouse LLP as auditors for the calendar year 1995:

                                              Number of Shares
                                              ----------------

            For                                  1,951,261

      After the vote was presented, a presentation was made regarding BayBanks, Inc. by William M. Crozier, Jr., Chairman of the Board and President of BayBanks, Inc. The meeting adjourned at 9:50 AM.

Item 5.  - Other information  - Not applicable
----------------------------------------------

Item 6.  - Exhibits and reports on form 8-K
-------------------------------------------

      (a) Exhibit 27 - Financial data schedule (submitted only in electronic format to the Securities and Exchange Commission)
      (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.


                      CORNERSTONE FINANCIAL CORPORATION

      AVERAGE BALANCE, INTEREST INCOME AND EXPENSE AND EFFECTIVE RATES
                                 (Unaudited)

                                                          Nine Months Ended September 30,
                                       ----------------------------------------------------------------------
                                                     1995                                 1994
                                       ---------------------------------    ---------------------------------
                                                    Interest     Avg.                    Interest     Avg.
                                       Average      Income/      Yield/     Average      Income/      Yield/
                                       Balance(1)   Expense(2)   Rate(2)    Balance(1)   Expense(2)   Rate(2)
                                       ----------   ----------   -------    ----------   ----------   -------
                                                               (Dollars in Thousands)

Earning Assets:
  Taxable investment securities        $ 64,621     $ 2,684      5.5%       $ 65,853     $ 2,666      5.4%
  Loans(2)(3)                            56,469       3,982      9.4%         55,378       3,515      8.5%
  Federal funds sold                      3,848         171      5.9%          1,646          42      3.4%
                                       --------     -------     ----        --------     -------     ----
      Total                            $124,938     $ 6,837      7.3%       $122,877     $ 6,223      6.8%
                                       ========     =======     ====        ========     =======     ====

Interest paying liabilities:
  Savings deposits                     $ 35,288     $   548      2.1%       $ 35,951     $   536      2.0%
  NOW and money market deposits          40,287         500      1.6%         41,734         436      1.4%
  Time deposits                          32,614       1,140      4.4%         33,123         927      3.7%
  Other borrowed funds                    6,416         324      6.6%          3,578         188      7.0%
                                       --------     -------     ----        --------     -------     ----
      Total                            $114,605     $ 2,512      2.9%       $114,386     $ 2,087      2.4%
                                       ========     =======     ====        ========     =======     ====

Net interest income                                 $ 4,325                              $ 4,136
                                                    =======                              =======

Net interest margin                                              4.4%                                 4.4%
                                                                ----                                 ----

Net yield on earning assets                                      4.6%                                 4.5%
                                                                ----                                 ----

<F1>   Based on daily averages
<F2>   On a fully taxable equivalent basis
       (34% tax rate in 1995 and 1994)
<F3>   Average balance includes non-accrual loans.

                      CORNERSTONE FINANCIAL CORPORATION

          COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
                  (in thousands, except per share amounts)
                                 (Unaudited)

                                            Three Months Ended     Nine Months Ended
                                                 Sept. 30               Sept. 30
                                            ------------------     -----------------
                                             1995        1994       1995       1994
                                            ------      ------     ------     ------

Primary earnings per share:
  Net income                                $   92      $  449     $  735     $1,084
                                            ======      ======     ======     ======

Common and common equivalent shares:
  Weighted average number of
   common shares outstanding                 2,110       2,107      2,109      2,106
Add: Share arising from
     assumed exercise of stock
     options (as determined
     under the Treasury Stock
     Method)                                    75          56         73         56
                                            ------      ------     ------     ------
  Weighted average of common
   and equivalent shares outstanding         2,185       2,171      2,182      2,166
                                            ======      ======     ======     ======

Primary earnings per share:
  Net income                                $  .04      $  .21     $  .34     $  .50
                                            ======      ======     ======     ======

Fully diluted earnings per share:
  Net income                                $  133      $  449     $  858     $1,084
                                            ======      ======     ======     ======

Common shares-assuming full dilution: (1)
  Weighted average of common shares
   outstanding                               2,110       2,107      2,109      2,106
Add: Shares arising from
     assumed exercise of stock
     options (as determined under
     the Treasury Stock Method)                306          67        306         62
                                            ------      ------     ------     ------

  Weighted average of common
   and equivalent shares                     2,416       2,174      2,415      2,168
                                            ======      ======     ======     ======

Fully diluted earnings per share:
  Net income                                $  .06      $  .21     $  .37     $  .50
                                            ======      ======     ======     ======

<F1>  Note (1):  Shares applicable to convertible subordinated debentures were anti-dilutive during respective periods.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CORNERSTONE FINANCIAL CORPORATION
                                                 (Registrant)





DATE:  November 6, 1995                /s/ JOHN M. TERRAVECCHIA
                                       John M. Terravecchia
                                       Chairman, President and
                                       Chief Executive Officer





DATE:  November 6, 1995                /s/ ROBERT E. BENOIT
                                       Robert E. Benoit
                                       Vice President/Treasurer and
                                       Chief Financial Officer